Form 10-K
period 2013-05-31
LVB Acquisition, Inc.; BIOMET INC
filed 2013-08-29
CIK 1402366, 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
_________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2013.
OR

ú	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                      ..
Commission File Number 001-15601
_________________
LVB ACQUISITION, INC.
BIOMET, INC.
(Exact name of registrant as specified in its charter)
_________________

Delaware Indiana	26-0499682 35-1418342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)
(574) 267-6639
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: LVB Acquisition, Inc. common stock, par value $0.01 per share
________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

LVB ACQUISITION, INC.	Yes	☐	No	☒
BIOMET, INC.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

LVB ACQUISITION, INC.	Yes	☐	No	☒
BIOMET, INC.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

LVB ACQUISITION, INC.	Yes	☒	No	☐
BIOMET, INC.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

LVB ACQUISITION, INC.	Yes	☒	No	☐
BIOMET, INC.	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

LVB ACQUISITION, INC.	☐
BIOMET, INC.	☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
LVB ACQUISITION, INC.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
BIOMET, INC.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

LVB ACQUISITION, INC.	Yes	☐	No	☒
BIOMET, INC.	Yes	☐	No	☒

As of May 31, 2013, there was no established public trading market for any of the common stock of the registrants.
The number of shares of the registrants’ common stock outstanding as of July 31, 2013:

LVB ACQUISITION, INC.	552,359,416 shares of common stock
BIOMET, INC.	1,000 shares of common stock
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by, or that include the words “believe,” “could,” “expect,” “forecast,” “intend,” “may,” “anticipate,” “plan,” “predict,” “possibly,” “project,” “potential,” “estimate,” “should,” “will” or similar expressions. These statements include, but are not limited to, statements related to:

•	the timing and number of planned new product introductions;

•	the effect of anticipated changes in the size, health and activities of the population or on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market categories;

•	our ability and intent to expand in key international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability of raw materials;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of products currently being developed;

•	our ability to successfully implement new technologies and transition certain manufacturing operations, including transitions to China;

•	our ability to manage working capital and generate adequate cash flows to service outstanding debt;

•	our ability to sustain sales and earnings growth;

•	our success in achieving timely approval or clearance of our products with domestic and foreign regulatory entities;

•	our success in implementing our operational improvement programs;

•	the stability of certain foreign economic markets;

•	the effect of foreign currency fluctuations on our results;

•	the impact of anticipated changes in the musculoskeletal industry and our ability to react to and capitalize on those changes;

•	our ability to successfully implement desired organizational changes;

•	the impact of our managerial changes; and

•	our ability to take advantage of technological advancements.

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, future regulatory reforms affecting the healthcare industry, expected outcomes of pending litigation and regulatory matters, the solvency of our insurers and the ultimate resolution of allocation and coverage issues with those insurers, competitive conditions and general economic conditions. Readers of this annual report are cautioned that reliance on any forward-looking statement involves risks and uncertainties.
Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this annual report will prove to be accurate. The inclusion of a forward-looking statement in this annual report should not be regarded as a representation by us that our objectives will be achieved. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those projected by any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ from those contained in forward-looking statements made or incorporated by reference in this annual report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, results of operations and cash flows and may include, but are not limited to, factors discussed under the heading “Risk Factors” and the following:

•	changes in general economic conditions and interest rates;

•	changes in the availability of capital and financing sources;

•	changes in competitive conditions and prices in our markets;

•	changes to the regulatory environment for our products, including national health care reform;

•	the effects of incurring or having incurred a substantial amount of indebtedness under our 6.5% senior notes, 6.5% senior subordinated notes and senior secured credit facilities;

•	the effects upon us of complying with the covenants contained in our senior secured credit facilities and the indentures governing our 6.5% senior notes and 6.5% senior subordinated notes;

•
restrictions that the terms and conditions of indentures governing our 6.5% senior notes and 6.5% senior subordinated notes and our senior secured credit facilities may place on our ability to respond to changes in our business or take certain actions;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	the effect of foreign currency fluctuations on our results;

•	changes in other significant operating expenses;

•	decreases in sales of our principal product lines;

•	slowdowns or inefficiencies in our product research and development efforts;

•	increases in expenditures related to increased government regulation of our business;

•	developments adversely affecting our sales activities inside or outside the United States;

•	decreases in reimbursement levels by our customers, including certain of our foreign government customers that are experiencing financial distress;

•	difficulties in transitioning certain manufacturing operations to China and other locations;

•	challenges in effectively implementing restructuring and cost saving initiatives;

•	increases in cost-containment efforts from managed care organizations and other third-party payors;

•	loss of our key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining existing independent sales agents of our products;

•	potential future goodwill and/or intangible impairment charges;

•	unanticipated expenditures related to litigation; and

•	failure to comply with the terms of the Deferred Prosecution Agreement.
We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. We intend to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

Part I.
Explanatory Note
This Form 10-K is a combined annual report being filed separately by two registrants: LVB Acquisition, Inc. (“LVB” and “Parent”) and its wholly owned subsidiary, Biomet, Inc. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Item 1.	Business.

General
Currently, the principal asset of LVB is the ownership of 100% of the common stock of Biomet, Inc., which is an operating company. Biomet, Inc., an Indiana corporation incorporated in 1977, is one of the largest orthopedic medical device companies in the United States and worldwide with operations in more than 50 locations throughout the world and distribution in approximately 90 countries. Biomet, Inc.’s principal operating subsidiaries include Biomet U.S. Reconstruction, LLC; Biomet Orthopedics, LLC; Biomet Manufacturing, LLC; Biomet Europe BV; EBI, LLC; Biomet 3i, LLC; Biomet International Ltd.; Biomet Microfixation, LLC; Biomet Sports Medicine, LLC; Biomet Trauma, LLC; and Biomet Biologics, LLC. Unless the context requires otherwise, the term “LVB,” “Biomet,” “Company,” “we,” “our”, or “us” refers to LVB Acquisition, Inc. and all of its subsidiaries. We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 30 years, we have applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.
Transactions with the Sponsor Group
On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”). Approximately 82% of the outstanding Shares were tendered to Purchaser in the Offer. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of its shareholders voted to approve the proposed merger, and LVB acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger, with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of LVB, which is controlled by LVB Acquisition Holding, LLC, or “Holding,” an entity controlled by a consortium of private equity funds affiliated with the Sponsors (as defined below) and their co-investors.

Competitive Strengths
We believe we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic medical device market.
Broad Market Leadership. We believe we are the fourth largest player in the U.S. orthopedic reconstructive market and have maintained this position for over a decade. In addition, we are a leading provider of dental reconstructive devices worldwide and maintain market leadership positions in the electrical stimulation and craniomaxillofacial fields.
Strong Relationships with Surgeon Customers. As a result of their satisfaction with our products, we enjoy long-standing relationships with our surgeon customers, many of which commence during the surgeons’ residency training programs. Our support of medical education programs provides important training opportunities for orthopedic surgeons early in their careers. Supporting “hands-on” training provides opportunities for residents, fellows and attending surgeons to experience the clinical benefits of our products. Surgeons have historically exhibited limited willingness to switch manufacturers, as successful patient outcomes are related to the practitioners’ familiarity with the procedural characteristics and instrumentation of certain implants.

Consistently Strong Operating Cash Flow Generation. Our business is characterized by consistently strong operating cash flows due to our robust operating history and moderate capital intensity. We have continually increased revenues, with fiscal year 2013 representing our 35th consecutive year of year-over-year net sales growth. Over the last 20 years, from fiscal year 1993 through fiscal year 2013, we increased net sales at a compounded annual growth rate of approximately 12%. We have sustained growth through multiple macro-economic cycles, demonstrating a stable business profile. In addition, we have historically had modest capital expenditures and working capital requirements, providing for strong operating cash flow conversion.
Experienced and Dedicated Management Team. We have a highly experienced management team at both the corporate and operational level. Our team is led by Jeffrey R. Binder, a 22-year veteran of the orthopedic medical device industry, who was appointed President and Chief Executive Officer in February 2007. Daniel P. Florin was appointed Senior Vice President and Chief Financial Officer in June 2007 and brings 21 years of financial officer/controller experience in the medical device industry and five years of public accounting and auditing experience to us. In February 2008, Jon C. Serbousek was appointed President of Biomet Orthopedics and was recently appointed as President, Biomet Biologics, having spent 8 years with Medtronic and 13 years with DePuy, for a total of 26 years in the medical device industry. Adam Johnson was appointed Senior Vice President and President of EBI, LLC, d/b/a Biomet Spine & Bone Healing Technologies in June 2012, having previously served and continuing to serve as President of Biomet Microfixation and brings 13 years of experience in the medical device industry.
Premier Equity Sponsorship. The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. and TPG (together the “Sponsors”) are among the most well-known and respected financial sponsors in the world. The Sponsors have collectively made investments in over 950 companies. The Sponsors have considerable experience in the healthcare sector with investments in companies such as HCA Holdings, Inc., IASIS Healthcare Corporation, Quintiles Transnational Corp., DJO Global and Vanguard Health Systems, Inc., among others.
Economic Uncertainties
Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring.
Regulatory and Other Uncertainties
In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which has impacted our results of operations and cash flows following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, results of operations and cash flows, possibly materially.
Outside the United States, reimbursement systems vary significantly from country to country. If adequate levels of reimbursement from third-party payors outside the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada and some European and Asian countries, have tightened reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates, which can decrease pricing and procedural volume.
Business Strategy
We intend to enhance our position as a leading orthopedic medical device company by pursuing the following strategic initiatives:

Continue to Develop and Launch New Products and Technologies. The New Product Introduction (“NPI”) process is a global portfolio and project management approach that helps bring visibility and control to all commercial aspects of new product development projects. The process, which is managed by each of our global Product organizations, breaks each project down into six stages of work and further divides these stages by formal review gates. We have a single database of all of our development projects that is easily filtered and sorted to generate customized project roadmaps that serve as communication tools providing visibility to all functional teams. The database is designed to prioritize and focus the portfolio and also ensure that the workload is properly resourced and managed across the business. Projects are assessed against pre-determined gate criteria. The global Product organizations select and prioritize projects that can be adequately resourced and help deliver product category growth targets, satisfy specific hurdle rates and strategic drivers and provide a balanced product portfolio.
Enhance Surgeon Customer Relationships through Product Performance and Innovation. We intend to continue to meet the needs of our surgeon customers and hospital customers by providing clinically successful and innovative products that offer a cost-effective means of treating patients. Our success has been built on responsiveness to the needs of the healthcare community, the clinical performance of our products and our ongoing commitment to continued product innovation.
Expand Our Global Reach. We intend to continue to increase the geographic presence of each of our business categories. We believe there are considerable opportunities for global expansion as healthcare spending increases in international markets—the United States accounted for almost 60% of the global orthopedic market in 2012. The United States, Europe and Japan totaled more than 80% of the global orthopedic market in 2012, but less than 20% of the world’s 7 billion people live in these three geographic regions. We particularly plan to focus on deepening our position in under-penetrated regions where we believe there are attractive opportunities for growth, including Asia and Latin America, by deploying more resources to capture market opportunities, as well as by leveraging our established worldwide manufacturing facilities and sales force. We believe we can successfully grow our presence in these regions by differentiating ourselves as a provider with a comprehensive portfolio of leading musculoskeletal products.
Focus on Operational Efficiency. We believe we have identified significant opportunities to streamline operations. We believe the historically decentralized nature of our management and decision-making structure creates opportunities to improve operational efficiency as we centralize operations and increase focus, coordination and accountability throughout the organization. Plans include manufacturing footprint optimization, implementation of Six Sigma and Lean Manufacturing, procurement and offshoring initiatives, as well as reduction in overhead expenses. These changes were initiated during fiscal year 2008, continued through fiscal year 2013 and are expected to continue into future fiscal years. We believe these changes will enable us to maximize asset utilization, optimize working capital and increase cash flow, as well as accelerate product development and enhance customer service.
Maximize Financial Performance. We are focused on maximizing our adjusted EBITDA, free cash flow and adjusted net income. Over the last 20 years, we have generated significant operating cash flow due to our business growth, strong operating margins and modest capital expenditure and other cash requirements. These business fundamentals have been supplemented by working capital improvement initiatives, which historically had not been a primary focus area of management. In addition, we have benefited and believe we will continue to benefit from identified cost savings as we enhance operational efficiencies. We plan to use available cash after capital expenditures primarily to reduce leverage, strengthen our balance sheet and make strategic acquisitions.

Products
We operate in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in five major categories: Large Joint Reconstructive, Sports, Extremities, Trauma (“S.E.T.”), Spine & Bone Healing, Dental and Other Products. We have three geographic markets: United States, Europe and International.
The following charts set forth our net sales by product category and geographic markets for the fiscal year ended May 31, 2013. For certain financial information concerning our product categories and geographic markets, see Note 14 to our audited consolidated financial statements for the fiscal year ended May 31, 2013 included elsewhere in this annual report.

Year Ended May 31, 2013
Large Joint Reconstructive Products
Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our primary orthopedic reconstructive joints are knees and hips. We also produce the associated instruments required by orthopedic surgeons to implant our reconstructive products, as well as bone cements and cement delivery systems.
Our PMI® (Patient-Matched Implant) services group designs, manufactures and delivers patient-specific reconstructive devices to orthopedic specialists. We believe this service continues to enhance our reconstructive sales by strengthening our business relationships with orthopedic surgeons and augmenting our reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, our PMI® group utilizes a three-dimensional, or 3-D, bone reconstruction imaging system. We use computed tomography, or CT, data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. With this imaging and model-making technology, our PMI® group is able to assist the physician prior to surgery by creating 3-D models. Within strict guidelines, the model is used by engineers, working closely with a surgeon, to create a PMI® design for the actual manufacturing of the implant for a specific patient.
Knee Systems. A total knee replacement typically includes a femoral component, a patellar component, a tibial component and an articulating surface. Total knee replacement may occur as an initial joint replacement procedure or as a revision procedure, which may be required to replace, repair or enhance the initial implant. Partial, traditionally referred to as unicompartmental, knee replacement is an option when only a portion of the knee requires replacement.
Our most comprehensive total knee system, the Vanguard® Complete Knee System, accommodates up to 145 degrees of flexion, provides advanced sizing options and offers full interchangeability of the system's components to provide for a precise fit for each patient. The Vanguard® Complete Knee System is supported by five instrumentation platforms: Microplasty®, Premier™, Microplasty® Elite, Vanguard® Tensor and Vanguard® Anterior Referencing systems, accommodating a number of workflows and techniques.
During fiscal year 2013, we continued our global commercial launch of the Vanguard® SSK 360 Revision System, our newest knee revision offering. This innovative system, which is an extension of our Vanguard® Complete Knee System, is designed to offer optimum stability while maximizing options for intraoperative implant and instrumentation flexibility.
Biomet continues to globally lead the patient specific instrument market with the Signature™ System. The Signature™ System uses a patient's MRI or CT data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning, custom positioning of the implants, and improved surgical efficiency. Signature Technology is currently utilized for implantation of the Vanguard® Complete Knee System and the Oxford® Partial Knee System. The Signature™ System was developed through a partnership with Materialise NV.

During fiscal year 2013, E1® Antioxidant Infused Technology Tibial Bearings continued to receive strong market acceptance. The E1® technology provides Vitamin E infused highly cross-linked polyethylene, which is designed to offer strength and oxidative stability for implant longevity.
We believe we continue to be the market leader for products accommodating minimally-invasive knee techniques. The Oxford® Partial Knee, which was introduced in the United States during fiscal 2005 and has been commercially available in Europe for 35 years, is currently the only free-floating meniscal bearing unicompartmental knee system approved by the U.S. Food and Drug Administration, or “FDA,” for use in the United States. Our offering of minimally-invasive partial knee systems also includes the Alpina™ Unicompartmental Knee (which is not currently available in the United States); the Vanguard M™ Series Unicompartmental Knee System, a modified version of the Oxford® Partial Knee that incorporates a fixed-bearing tibial component as opposed to a free-floating tibial bearing; and the Repicci II® Resurfacing Knee System.
Hip Systems. A total hip replacement involves the replacement of the head and neck of the femur and the acetabulum and may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or wrought, depending on the design and material used. Many of our femoral prostheses utilize our proprietary PPS® Porous Plasma Spray coating, which enables cementless fixation.
Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, we manufacture femoral and acetabular prostheses in a variety of sizes and configurations. We offer a broad array of total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and our ArCom®, ArComXL® or E1® polyethylene-lined, metal-on-metal or ceramic-on-ceramic acetabular components.
From our broad product platform of hip stem offerings, the Taperloc® Hip System has become our best-selling component. The Taperloc® Stem is marketed for non-cemented use in patients undergoing primary or revision hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc® femoral component is a collarless, flat, wedge-shaped device that is relatively simple to implant and is particularly well-suited for minimally-invasive procedures. The Taperloc® Complete stem combines the proven clinical data of the Taperloc stem with subtle design changes to better address the fit and biomechanics of patients. We also offer the Taperloc® Microplasty® and Taperloc® Complete Microplasty® stems that address the demand for a minimally-invasive, bone-conserving total hip implant. The shorter length of the Microplasty® Stem, compared to a traditional hip stem, allows for preservation of distal bone, while maintaining proximal femoral bone fixation. During fiscal year 2013, we introduced the Taperloc® Complete XR 123°. This stem is designed to accommodate a larger range of offsets to better restore patient biomechanics.

Our comprehensive Microplasty® Minimally Invasive Hip Program includes proprietary products from our broad array of hip implants, as well as a distinctive training program and uniquely-designed instruments for a minimally-invasive approach. Our minimally-invasive hip development efforts have been focused on various surgical approaches, including an anterior supine intermuscular surgical approach.
The Echo® Bi-Metric® stem, which is a cementless press-fit stem for primary total hip procedures, utilizes proven features of the Integral® and Bi-Metric® stems, while integrating new design features to further enhance clinical performance by accommodating a wider range of femoral canals, allowing for increased range of motion, and providing standard and lateralized offset options to restore biomechanics.
In our acetabular portfolio, Biomet’s E1® Antioxidant Infused bearing technology utilizes Vitamin E, a natural antioxidant, and is expected to provide optimal oxidation resistance for the implant bearings used in our total joint replacements. We market ArComXL® polyethylene, which is a highly crosslinked polyethylene bearing material based on our proven ArCom® polyethylene. We also offer ceramic-on-ceramic and metal-on-metal bearing technologies in a variety of acetabular systems to suit surgeon preference.
The Active Articulation™ E1® System and our Active Articulation™ ArcomXL® System are dual-mobility acetabular systems that are developed to provide the benefits of a large head design, including the potential for increased range of motion and low risk of dislocation.
The Regenerex® Construct unites the proven clinical history of titanium with an enhanced interconnecting pore structure, resulting in an innovative material that provides for biologic fixation and offers design flexibility and solutions for difficult primary and revision procedures. The advanced titanium scaffold structure of the Regenerex®

Construct is a continuous three-dimensional matrix comprised of industry-standard Ti-6AL-4V. Titanium is a clinically proven material in the orthopedic market, with optimal biological fixation, and the Regenerex® construct is expected to be the material of choice for porous metal constructs.
We introduced our Arcos® Modular Femoral Revision System in fiscal year 2011, which contributed to our revision hip sales growth for fiscal years 2012 and 2013. The Arcos® System offers surgeons the ability to select from a range of interchangeable components intraoperatively, using a single set of instruments.
Bone Cements and Accessories, and Other Large Joint Reconstructive Products and Services. We offer a wide range of acrylic bone cements and cementing systems for various clinical applications including primary and revision reconstructive joint procedures. Our broad portfolio of high, medium and low viscosity cements, with or without antibiotics, along with our cementing systems provide solutions for most clinical situations where bone cement is required.
We have broadened the range of our internally developed and manufactured bone cement product offerings with both Cobalt™ HV (High Viscosity) Bone Cement and Cobalt™ MV (Medium Viscosity) Bone Cement, which are particularly well suited for use in minimally-invasive surgery, but may be used in all applicable joint replacement procedures. In addition, we maintain a market leading position in Europe with our Refobacin and Biomet Bone Cement product lines. The excellent handling characteristics and high optical contrast of our cements are well suited to the current trends in orthopedic surgery. The SoftPac™ monomer packaging offers the only alternative to glass vial packaging, which is inherently less safe due to the necessity to break the glass vial to deliver the monomer. OptiPac™ is a closed vacuum mixing system pre-packed with both polymer and monomer, which eliminates several steps in the mixing procedure. During fiscal year 2013, the OptiPac™ closed vacuum system continued to receive strong market demand, reinforcing our position as the leader in the European bone cement market. In addition, during fiscal year 2012, we launched OptiPac™ Knee, specifically designed to address partial, hybrid and two-step total knee procedures.
Our portfolio of cementing systems includes the Optivac® Mixing System, which provides mixing and collection under vacuum for optimal porosity reduction. In addition to improving bone cement quality, these systems are also designed to reduce the level of monomer exposure in the operating room and minimize direct contact with the cement, thereby creating a safer working environment.
We market the StageOne™ Select Hip Cement Spacer Molds, which are single-use molds designed to create a temporary cement spacer for patients undergoing a two-stage revision. Design features of StageOne™ Select Hip Cement Spacer Molds provide the surgeon with more options and help enhance patient fit during the first-stage of a two-stage revision. We also offer StageOne™ Select Hip Cement Spacer Molds in Europe. We offer cement spacer mold options for both hip and knee revision procedures.
Sports, Extremities, Trauma (S.E.T.) Devices
Our S.E.T. product category includes sports medicine products, extremity devices, and trauma hardware.
Sports Medicine Products. We manufacture and market a line of arthroscopy products. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants.
We market several sports medicine products that feature ZipLoop™ Technology, a weave in which a single strand of braided polyethylene is woven through itself twice in opposite directions. This construct allows the production of innovative products that can vary in length and compression/tension, addressing the individual needs of each patient. Since the surgeon has the ability to vary the length of the implant, this eliminates the need for multiple sizes and requires minimal instrumentation. The technology is now being utilized to repair injuries in the shoulder, elbow, knee and foot and ankle.
The JuggerKnot™ Soft Anchor - 1.4mm is cleared for several indications, including labral repair. This product is completely suture-based. The key to a labral repair is to remove the least amount of bone possible, and the smaller anchor diameter allows multiple anchors to be placed without removing large amounts of bone. During fiscal year 2012, we launched additional sizes of the JuggerKnot™ Soft Anchor family, including the 1.5mm

JuggerKnot™ Soft Anchor, the 2.9mm JuggerKnot™ Soft Anchor double loaded and the 1.0mm JuggerKnot™ Soft Anchor, which are indicated for various soft tissue bone fixation repairs.
We offer the TunneLoc® Tibial Fixation Device, with a hands-free tensioner that maintains tension during the insertion of the implant, which we believe is a unique feature. This allows the surgeon to set the tension on the inserter as needed and once locked, the surgeon is able to cycle the knee. In addition, the graft tensioner and inserter eliminate the need for reusable instruments, saving costly preparation time.
Extremity Systems. We offer a variety of shoulder systems including the Absolute® Bi-Polar, Bi-Angular®, Bio-Modular®, Comprehensive®, T.E.S.S., Copeland™, Integrated™ and Mosaic™ Shoulder Systems, as well as uniquely-designed elbow replacement systems, such as the Discovery® Elbow and ExploR® radial head.
The Comprehensive® Shoulder System takes a platform approach to shoulder surgery by allowing for true intra-operative flexibility and streamlined instrumentation. The system features standard, mini and micro-length primary stems as well as a longer revision stem option, all of which can be used with or without bone cement. We also offer Versa-Dial® heads that provide a more precise fit, while minimizing any extra inventory burden for the surgeon, hospital, and distributor. The Comprehensive® System also features a Hybrid glenoid implant that makes use of our newly released Access instruments for a simplified, 4-step glenoid preparation.
The Comprehensive® Reverse Shoulder System takes advantage of our platform approach to shoulder surgery and extensive stem offering. The modular 6.5mm central screw for the glenoid baseplate provides for fixation into the scapula, allowing the surgeon to position the baseplate into the best available bone. We’ve recently introduced a smaller baseplate, as well as an E1® polyethylene bearing option.
The T.E.S.S. shoulder system, commercially available in Europe, was developed to provide a minimally-invasive, bone conserving solution for all shoulder arthroplasty indications. The T.E.S.S. shoulder was the first system to introduce the concept of stem-less shoulder arthroplasty to the market.
Building on the success of the T.E.S.S. shoulder, the Comprehensive® Nano shoulder features our Porous Plasma Spray technology and reverse morse taper, making it fully compatible with the Comprehensive® platform. The Comprehensive® Nano shoulder is commercially available in Europe and other markets outside the U.S.
The Copeland™ Humeral Resurfacing Head was developed to minimize bone removal in shoulder procedures and has approximately 20 years of positive clinical results in the United Kingdom. This system was expanded to include the Copeland™ EAS™ (Extended Articular Surface) Humeral Resurfacing Head, designed to address rotator cuff arthropathy.
Trauma Internal Fixation Devices. Internal fixation devices include products such as intramedullary (IM) nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures and for other acute reconstructive procedures. By holding and stabilizing alignment of the reduced fracture, internal fixation products are intended to aid in the healing process and may be removed when healing is complete. Internal fixation devices are not intended to replace normal body structures.
Biomet develops, manufactures and distributes innovative products for the internal fixation market. On June 15, 2012, we acquired the worldwide trauma business of DePuy Orthopaedics, Inc. for approximately $280.0 million, broadening and deepening our trauma product portfolio. We now offer a complete product line of low-profile, locked periarticular plates and hub-and-spoke mini and small fragment sets, which utilize platform technologies.
The Biomet® DVR® System offers a market leading innovative volar approach for treating fractures of the distal radius. Our F.A.S.T. Guide® Technology is designed to improve intraoperative efficiencies and is a platform technology shared in the S3® proximal humeral plating system, and all A.L.P.S.™ mini and small low profile locking plates. All plates, including the POLYAX® distal femoral and proximal tibial periarticular plates, are strengthened by a proprietary type II titanium alloy anodizing process branded TiMAX®.
The Biomet® ePAK™ Single-Use Delivery System addresses distal radius fractures and features the DVR® Crosslock implants and instrumentation. This system is a pre-sterilized, single-use procedure pack engineered to add value by addressing the productivity needs of the operating room in one complete package. The ePAK™ Single-Use

Delivery System is designed to revolutionize the internal fixation market by providing a means to be more efficient, to save time and to improve OR productivity.
The Biomet® PTN and Phoenix™ femoral and tibial IM nail product portfolio is now deepened with the addition of AFFIXUS® hip fracture and VersaNail® IM nails, which utilize TiMAX® technology. The AFFIXUS® nail utilizes highly intuitive, efficient, streamlined instrumentation and offers both intraoperative and post operative rotational control/stability of the femoral head, providing a competitive hip fracture solution.
Trauma External Fixation Devices. External fixation devices are used to stabilize fractures when alternative methods of fixation are not suitable due to a variety of clinical indications, including treatment of open fractures. We offer a complete line of solutions for various segments of the fracture and reconstructive external fixation markets.
Our external fixation products are modular devices intended for use in simple and/or complex fractures of upper extremities, the pelvis and lower extremities. The Biomet® Vision™ Unilateral Fixator is a carbon-based external fixation device intended for use in the treatment of bone conditions including leg lengthening, osteotomies, arthrodesis and fracture fixation addressing periarticular, diaphyseal and other fractures amenable to temporary, or to definitive external fixation measures. This device offers serrated mechanical locks that allow for up to 120 degrees of articulation for controlled fracture reduction and radiolucency for unobstructed radiographic imaging of the fracture site.
Spine and Bone Healing Products
Our spinal products include spinal fixation systems, implantable and non-invasive electrical stimulation devices for spinal applications, osteobiologics (including allograft services). Our bone healing products include non-invasive electrical stimulation devices for long bone and pelvic fractures for orthopedic applications. These products and services are primarily marketed in the United States under the Biomet Spine & Bone Healing Technologies trade name.
Spinal Fixation Systems. We market spinal fixation devices for various spinal fusion applications. In the thoracolumbar market segment, we offer the Polaris™ Spinal System, a low profile, top-loading, thoracolumbar system utilizing a Helical Flange® (a registered trademark of Roger P. Jackson) closing mechanism, among other systems. The Helical Flange® feature minimizes the potential for cross-threading and seat splay, simplifying the implant closing procedure for the surgeon. In addition, we recently incorporated Biomet's Translation™ Screw technology into the Polaris™ System. This technology allows the screw head to translate up to 3mm medial-lateral relative to the screw shaft to ease rod introduction and encourage optimal screw placement. The Translation™ Screw and Thread profile are designed for improved performance and purchase in cortical and cancellous bone with the thread form providing tactile insertion and maximizing bone purchase. The Polaris™ System is available in titanium or stainless steel in 6.35mm or 5.5mm rod diameters, with various screw, hook and rod options. With the 5.5mm diameter rod system, we market titanium, stainless steel and cobalt chrome rod material options. These multiple rod materials and diameters provide surgeons with treatment options for various types of deformity patients. Additionally, the Polaris™ system features the Trivium® instrumentation permitting direct vertebral body rotation and correction as well as the new DeRoduction® System, which provides an efficient combination of rod reduction and vertebral body derotation. The DeRoduction® System provides unparalleled correction technique flexibility by decoupling the sequence of rod reduction, then derotation, with secure engagement and self-centering capability.
We offer a variety of spacer products for the thoracolumbar and cervical market segments. The Solitaire™ Anterior Spinal System is a stand-alone device with numerous implantation options for intraoperative flexibility when performing an Anterior Lumbar Interbody Fusion (ALIF) procedure. This system is available with implants manufactured from titanium or PEEK-OPTIMA® (a registered trademark of Invibio® Limited) polymer, an implant option for increased radiographic fusion assessment. We also recently launched the Solitaire™-C Cervical Spacer System, a zero profile anterior cervical fusion device with a large graft cavity and multiple footprint options. The unique spacer band assists with accurate radiographic visualization and the sophisticated instrumentation simplifies implantation.
We also offer the ESL®, C-Thru™ and Zyston® interbody spacers. All three of these spacers feature open designs to permit ample space for bone graft placement. The ESL® System has an elliptical shape, offering optimal surface contact with the vertebral body endplates. The Zyston® System is available in straight and curved models to conform to the anterior shape of the adjacent vertebral body. The ESL® and Zyston® spacers are utilized for Posterior Lumbar Interbody Fusion (PLIF) and/or Transforaminal Interbody Fusion (TLIF) procedures. The C-

Thru™ spacer is indicated for Cervical Interbody Fusion. All three interbody spacers are available in PEEK-OPTIMA® (a registered trademark of Invibio® Limited) polymer for increased radiographic fusion assessment.
For cervical fixation applications, the open design of the VueLock® Anterior Cervical Plate System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and postoperatively on x-ray. We also offer the C-TEK® Anterior Cervical Plate, which provides a non-constrained, semi-constrained or a completely rigid construct, depending on the surgeon's preference. Made of titanium, the C-TEK® Plate offers both fixed and variable screws in a wide variety of diameters and lengths, and features a unique locking mechanism to prevent screw back out. The MaxAn® Anterior Cervical Plate System, which incorporates technology developed by Gary K. Michelson, M.D., has a unique design that allows for maximum angulation of the screws. This technology permits the surgeon to utilize a shorter plate, which helps optimize plate placement to potentially prevent impingement of the adjacent healthy disc. The MaxAn® Anterior Cervical Plating System is the only anterior cervical plate with a design rationale to help minimize the risk of adjacent level ossification, and it has the widest cephalad/caudal screw angle sweep of any cervical plate thereby permitting screw purchase in denser bone. Finally, the innovative trial drill guide provides for proper screw and plate placement.
For cervical and upper thoracic procedures, we offer the Altius™ M-INI™ Occipito-Cervico-Thoracic Spinal Fixation System, which features top-loading screws and a 3.5mm rod for maximum strength. This system also incorporates Helical Flange® (a registered trademark of Roger P. Jackson) Locking Technology. Occipital fixation is also available with the Altius™ M-INI™ System, featuring a low-profile plate that is placed independently from the pre-contoured rod. In addition, we recently launched the Lineum® OCT System as the first of three Biomet systems to incorporate the Game Changing Translation™ Screw technology, providing 3mm of medial-lateral screw translation to encourage optimal screw placement, less rod manipulation, and easier rod introduction. The third new cervical system that was launched in past year is the Gallery™ Laminoplasty System, which is a smart, simple to use system with intuitive design features that hold the graft in place to prevent spinal cord impingement in the lower cervical and upper thoracic spine.
Minimally-invasive surgery is of growing interest in the practices of many spine surgeons. In the minimally-invasive surgery market, we offer the Ballista® Percutaneous Pedicle Screw Placement System and the AccuVision® Minimally Invasive Access System. These systems address both the mini-open and percutaneous screw placement minimally invasive approaches.
To address the vertebral body compression fracture market, we offer two systems designed for the delivery of materials to weakened bone structures, including the CDV™ and LP2™ Delivery Systems. Through a series of dilating cannulae and various instruments, the systems allow the surgeon to access the anatomy through a percutaneous approach and safely deliver commercially available bone cement under low, controlled pressure. The CDV™ Delivery System offers the ability to biopsy before delivery.
Spine Fusion Stimulation Systems. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. We distribute both non-invasive and implantable electrical stimulation devices that surgeons can use as options to provide an appropriate adjunct to surgical intervention in the treatment of spinal fusion applications. We have assembled extensive preclinical research, documenting the mechanism of action for the technology utilized in our spine fusion stimulation systems.
The SpinalPak® II Spine Fusion Stimulator and Biomet® SpinalPak® Non-Invasive Spine Fusion Stimulator System are non-invasive bone growth stimulators for use as an adjunct electrical treatment to primary lumbar spinal fusion surgery for one or two levels. Both utilize Capacitive Coupling technology that involves the upregulation of factors that modulate bone healing, which may lead to successful fusion incorporation. These devices consist of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. Both devices are patient-friendly and are designed to optimize compliance with the treatment regimen to help fusion success.
The SpF® Implantable Spinal Fusion Stimulator is an established clinical treatment for posterolateral lumbar spine fusions and it is the only implantable spine fusion stimulator on the market, providing a constant dose of electrical stimulation for up to six months. The surgically-implanted SpF® Implantable Spinal Fusion Stimulator consists of a generator that provides a constant direct current to titanium cathodes placed where bone growth is needed. The SpF® Implantable Spinal Fusion Stimulator is a Class III device and is indicated as a spinal fusion adjunct that increases the probability of fusion success in one or two levels or three or more levels.

Osteobiologics. The InterGro® DBM (Demineralized Bone Matrix) portfolio includes InterGro® DBM Paste, InterGro® DBM Putty and InterGro® DBM Plus, each providing an osteoconductive and osteoinductive matrix that may be used as an autograft extender in the spine. All InterGro® DBM forms contain human tissue or allograft bone, which has been granulated, demineralized and mixed with lecithin, a natural lipid carrier that is resistant to breakdown by bodily fluids, temperature or aggressive irrigation. InterGro® DBM has the highest DBM content by weight with validated osteoinductivity, and excellent handling and performance characteristics. InterGro® DBM Plus contains InterGro® DBM Paste pre-mixed with Pro Osteon® 500R granules, which provide an osteoconductive scaffold that resorbs in 6-18 months and an interconnected porosity that is similar to cancellous bone that provides continuous pathways for bony ingrowth.
Pro Osteon® 500R and Pro Osteon® 200R are resorbable, biocompatible, and osteoconductive bone graft substitutes made from marine coral, which has a distinct chemical composition and exhibits fully interconnected porosity. The unique pore structure in Pro Osteon® 500R provides continuous pathways for bony ingrowth that are similar to human cancellous bone. The architecture and chemical composition in Pro Osteon® 200R is similar to human bi-cortical bone. Both are a resorbable combination of hydroxyapatite and calcium carbonate that is intended to be replaced with natural bone during the healing process. Pro Osteon® 500R is available in granules and blocks, whereas Pro Osteon® 200R is available in granules.
The Indux™ Cortical Strip, machined from a single piece of human cortical bone, is fully demineralized for optimal osteoinductivity. The design allows for increased osteoinductivity, when compared to demineralized cancellous bone, and its unique cross-hatched texture creates a structure that provides both strength and flexibility. The Indux™ Cortical Strip may be rehydrated with blood, bone marrow aspirate (BMA) or saline solution and then shaped to fit a void or placed in the gutters of the posterolateral spine with local bone, DBM, and/or a bone graft substitute. Rehydration with BMA allows for the introduction of osteogenic cells and completion of the bone growth triad.
The Indux™ Cancellous Strip and Sponge are machined from human cancellous bone that is fully demineralized to expose the inherent growth factors and bone morphogenetic proteins that are essential for new bone formation (osteoinductive). The Indux™ Cancellous Strip and Sponge maintain the natural interconnected porosity of cancellous bone providing an ideal scaffold for cellular infiltration and bone formation (osteoconductive). The Indux™ Cancellous Strip and Sponge are available in various shapes and sizes for multiple applications. In addition, they may be rehydrated with blood, bone marrow aspirate (BMA) or saline solution, and they expand to fill the contours of any void, thereby minimizing the space between the graft and the host bone. Rehydration with BMA allows for the introduction of osteogenic cells and completion of the bone growth triad.
PlatFORM™ CM Blocks, PlatFORM™ CM Strips, PlatFORM™ CM Pads and PlatFORM™ Putty are collagen mineral composite matrices processed into block, strip, pad and puttyform, respectively, for surgical implantation. The principal components of PlatFORM™ CM products are bovine type I collagen and anorganic bovine bone mineral. The mineral particles are dispersed within collagen fibers forming a three-dimensional open porous matrix consisting of bone mineral and collagen. PlatFORM™ CM products are provided as a sterile, dry material that is hydrated with autogenous bone marrow at the point of use. PlatFORM™ CM products are fully resorbed during the natural process of bone formation and remodeling.
Cellentra™ VCBM offers viable osteogenic cells, verified osteoinductivity, and an osteoconductive scaffold and contains at least 250,000 viable cells per cc, including mesenchymal stem cells (MSCs), osteoprogenitor cells and pre‐osteoblasts. The demineralized component of Cellentra™ VCBM provides additional inherent growth factors, including BMP‐2, 4, 7, VEGF, TGF‐ â, PDGF, IGF‐1 and FGF. Additionally, the cancellous bone matrix of Cellentra™ VCBM offers an interconnected trabecular structure for optimal osteoconductivity.
Traditional allografts, derived from donated human tissue, are used in a number of different applications and are available in a variety of forms, including cross-sections, iliac crest wedges, cortical and cancellous chips, granules, and powder. The advantages of traditional allografts include elimination of the need for a second procedure to harvest graft material and, thus, minimization of operating time; minimization of pain, complications, and morbidity; lower supply restrictions than autograft; and availability in various shapes and forms to suit specific anatomical indications.
Precision Machined Allograft Services. Many spinal procedures, in both the lumbar and cervical spine, involve spinal fusion. Surgeons often utilize precision machined allograft spacers to fuse the interbody space. We provide services related to the OsteoStim® Cervical Allograft Spacer for anterior cervical interbody fusions, the

OsteoStim® ALIF Allograft Spacer for anterior lumbar interbody fusions and the OsteoStim® PLIF Allograft Spacer for posterior lumbar interbody fusions, depending on the surgical approach. All three systems are lordotic in shape, have serrated teeth on the top and bottom for added stability, are offered in various heights and have specific instrumentation to facilitate implantation.
Motion Preservation Products. In order to address the cervical artificial disc opportunity, we are investigating next-generation designs utilizing innovative materials and geometries.
Electrical Stimulation Systems (for use within the appendicular system). Bone growth stimulation is a method of delivering a low level electrical current or ultrasound to a nonunion fracture site to promote bone growth.
The Biomet® EBI Bone Healing System is indicated for the treatment of nonunion fractures, failed fusions and congenital pseudarthrosis in the appendicular system. A nonunion is considered to be established when there are no visible progressive signs of healing. The Biomet® EBI Bone Healing System utilizes Pulsed Electromagnetic Fields (PEMF) for the treatment of fracture nonunions. Treatment is delivered through an anatomically configured therapeutic treatment coil.
The OrthoPak® 2 Bone Growth Stimulator System is indicated for the treatment of an established nonunion acquired secondary to trauma, excluding vertebrae and all flat bones, where the width of the nonunion defect is less than one-half the width of the bone to be treated. The OrthoPak® 2 Bone Growth Stimulator System utilizes capacitive coupling technology, which involves the upregulation of growth factors that modulate bone healing. The device consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the nonunion site.
Dental Reconstructive Devices
In our Dental Reconstructive business we develop, manufacture and market products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive devices and related instrumentation, bone substitute materials, regenerative products and materials, as well as crowns and bridges. A dental implant is a small screw, normally constructed of titanium or titanium alloy, which is surgically placed in the bone of the jaw to replace the root of a missing tooth and to provide an anchor for an artificial tooth.
Our historical flagship implant system, the OSSEOTITE® product line, features a micro-roughened surface technology, which allows for early/immediate loading and improved bone integration to the surface of the implant as compared to machined surfaced implants. In fiscal year 2007, we further enhanced implant surface technology with the introduction of the NanoTite™ Implant. The surface features the application of nanometer scale crystals of calcium phosphate to the existing OSSEOTITE® surface. Both NanoTite™ and OSSEOTITE® Implants are available in the Certain® Implant configuration, an internal connection system that provides audible and tactile feedback when restorative abutments and ancillary components are seated into the implant while also offering flexibility in placing the implant when pre-angled abutments are used. All Certain® PREVAIL® Implants incorporate integrated platform switching which is designed for crestal bone preservation.

Launched in fiscal year 2011, the OSSEOTITE® 2 Implant is an enhancement to the legacy OSSEOTITE® Implant. With more surface area in direct contact with the osteotomy wall, this implant is designed for greater bone-to-implant contact for primary stability, an important clinical consideration when pursuing more challenging surgical protocols such as immediate loading or immediate extraction and placement cases. Also in fiscal year 2011, the Tapered Certain® Implant manufactured from commercially pure titanium was introduced. Complementing the titanium alloy Tapered Certain® Implant, the commercially pure titanium tapered implant line extension is intended for markets where there is a strong preference for implant systems made from this material.
In early 2013, 3i brought a new generation of dental implant to market. The 3i T3® Implant is a synergy of multiple technologies designed to deliver sustainable aesthetics through tissue preservation. The three key design features and benefits include (1) a contemporary hybrid surface for osseointegration, (2) integrated platform switching for crestal bone preservation and (3) seal integrity to reduce implant micromotion and leakage. This combination of the best in 3i innovation is intended to help clinicians address their clinical challenges and deliver upon patient expectations for sustainable aesthetic outcomes.
In the site preparation category of the dental product portfolio, we offer our Navigator® Instrumentation for guided surgery, including guided instrumentation for use with our Tapered Implant line. This open architecture instrumentation is designed to interface with the software and surgical guide solutions offered by existing entities in the marketplace. As planning and guide fabrication are based upon computed tomography scans, this may result in more accurate implant placement when combined with the depth and rotational control offered by our instrumentation. As implant placement position can be replicated as planned, this may also provide the opportunity for fabrication of a provisional prosthesis in advance of surgery, thereby allowing for a complete implant restoration in one patient visit.
On the regenerative side of the site preparation portfolio, we have continued to expand and improve our comprehensive bone grafting product and service offering. The portfolio now offers a variety of grafting materials (i.e., allografts, allograft putties, xenografts, and synthetics) and resorbable collagen membranes, including the OsseoGuard® Membrane and OsseoGuard Flex® Membrane. We provide two granule sizes (500-1000 and 1000-2000µm) for Endobon® Xenograft Granules. This variety in particle sizes makes Endobon® Xenograft Granules suitable for a range of procedures from small cases like periapical defects to larger regenerative cases such as sinus augmentation procedures. In fiscal year 2013, we released RegenerOss® Putty Plus, a demineralized bone matrix which also contains mineralized cancellous bone chips for osteoconductivity. Also, in fiscal year 2013, a distribution agreement was signed with Innocoll, Inc. for the global distribution rights of a line of collagen-based oral wound care products.
In our restorative portfolio, we launched the DIEM® 2 treatment protocol utilizing the Low Profile Abutment system for screw-retained restorations in fiscal year 2012. This treatment protocol is targeted to patients requiring a full mouth reconstruction with immediate loading techniques that provide them with teeth the day of surgery. In addition to this, the Smile Today™ Patient Marketing Program was launched in fiscal year 2013. This program is designed to enable clinicians to increase patient awareness of their ability to restore smiles in as little as one day with DIEM®2. This exciting program offers turnkey marketing tools that clinicians can use to educate their patients on the benefits of immediate full arch restoration.

Within Digital Dentistry, we offer our BellaTek® Encode® Impression System patient-specific abutment technology. This technology is an enhancement of the baseline BellaTek® Abutment offering, allowing us to fabricate an abutment and orient implant body analogs into the proper position in a stone master model. This can enable the complete fabrication of a restoration from one supragingival impression, which is significantly easier than present techniques and a potential opportunity for more general dentists to become involved in implant therapy. The quality of these abutments and the ability to save significant chair time are also potential benefits to experienced restorative dentists. The material choice for BellaTek® Abutment fabrication also includes Zirconia options for the fabrication of aesthetic, all-ceramic restorations. Also offered are BellaTek® Bars manufactured in titanium and Copings and Frameworks manufactured in zirconia.
Other Products
We also manufacture and distribute numerous other products, including craniomaxillofacial fixation devices, cardiothoracic fixation devices, autologous therapy products and services, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products. Our craniomaxillofacial fixation and cardiothoracic products are marketed by our subsidiary, Biomet Microfixation, LLC, or Biomet Microfixation.
Neurosurgical solutions: We offer products used in cranial reconstructive and cranial closure procedures. We focus on providing a complete product offering for complex cases and products for standardized procedures. Products include the HTR-PEKK Patient-Matched Implant, HTR®-PMI Hard Tissue Replacement implants for severe cranial defects and the iQ® Intelligent System for faster screw delivery.
Craniomaxillofacial solutions: We offer plating systems for reconstruction of the face and skull due to tumor and trauma procedures. These products are used by oral surgeons, reconstructive plastic surgeons, and ear, nose and throat surgeons. Products include the TraumaOne™ Plating System, CMF System for Orthognathic Surgery, a Total Mandibular Joint Replacement System and Lactosorb® Resorbable Fixation Systems.
Cardiothoracic solutions: We offer devices for sternal closure and chest wall reconstruction. Products include the SternaLock® Blu System and the Pectus Bar.
SternaLock® Blu is our primary sternal closure system. Cardiothoracic surgeons use our implants to close the sternum after a midline sternotomy or a mini-sternotomy. The system also offers a plating solution for a mini-thoracotomy.

The Pectus Bar is an implant used to correct pectus excavatum, a chest wall deformity. Biomet Microfixation owns the patent for this product, which is commonly used during the Nuss Procedure.
Autologous Therapy Products and Services. We manufacture and market a line of autologous therapy products through our subsidiary, Biomet Biologics, LLC, or Biomet Biologics, including autologous blood processing disposables. Our portfolio is comprised of core technologies including the GPS® III System, the Plasmax® Plasma Concentration System, the BioCUE™ Platelet Concentration System and the Clotalyst® Activation Solution System.
The GPS® III System is a device that collects platelet concentrate from a small volume of the patient's blood using a rapid, single centrifuge cycle process. The GPS® III System is designed to recover a high percentage of the available platelets from the initial blood input to the device.
Product Development
Our research and development efforts are essentially divided into two categories: core business development and emerging technologies. Our core business development is primarily focused on evolutionary product enhancements by our product engineering teams in various facilities around the globe. Emerging technologies development efforts are focused on new biomaterial products and autologous therapies expanding into new market spaces and/or new applications of existing technologies. The global product organizations coordinate priorities, resources and project execution with the commercial and functional teams.
We continue to aggressively conduct internal research and development efforts to generate new marketable products, technologies and materials. In addition, we believe we are well positioned to take advantage of external acquisition and development opportunities. An important component of our strategy has been the formation of strategic alliances to enhance the development of new musculoskeletal products.
For the fiscal years 2013, 2012 and 2011, we invested $150.3 million, $126.8 million and $119.4 million, respectively, on research and development. We expect that our research and development investments will continue to increase. Our research and development expenses primarily related to our product development and clinical investments in both our core businesses as well as targeted emerging technologies.
Patents and Trademarks
We believe that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, we continue to protect technology developed internally and to acquire intellectual property rights associated with technology developed externally. We enforce our intellectual property rights consistent with our strategic business objectives. We do not believe that we have any single patent or license (or series of patents or licenses) which is material to our operations, consolidated revenues or earnings. We are not aware of any single patent that, if lost or invalidated, would be material to our consolidated revenues or earnings. We currently have more than 2,100 patents and in excess of 950 pending patent applications.
BIOMET is our principal registered trademark throughout the world, and registrations have been obtained or are in process with respect to various other trademarks associated with our products. Unless otherwise noted in this annual report, all trademarks contained herein are owned by Biomet, Inc., or one of its subsidiaries.
Government Regulation
Most aspects of our business are subject to some degree of government regulation in the countries in which our operations are conducted. It has always been our practice to comply with the regulatory requirements governing our products and operations and to conduct our affairs in an ethical manner. This practice is reflected in our Code of Business Conduct and Ethics, various other compliance policies and through the responsibility of the Audit Committee of the Board of Directors to review our systems of internal control, our process for monitoring compliance with laws and regulations and our process for monitoring compliance with our Code of Business Conduct and Ethics. For some products, and in some areas of the world such as the United States, Canada, Japan and Europe, government regulation is significant and, in general, there appears to be a trend toward more stringent regulation throughout the world, as well as global harmonization of various regulatory requirements. We devote significant time, effort and expense to addressing the extensive government and regulatory requirements applicable to our business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions.

We believe that we are no more or less adversely affected by existing government regulations than are our competitors.
In the United States, the development, testing, marketing and manufacturing of medical devices are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002, the FDA Amendments Act of 2007, the FDA Safety and Innovation Act of 2012, and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and efficacy of medical devices and related medical products.
Most of our new device products require the submission of a Premarket Notification, commonly referred to as a 510(k), to the FDA prior to our marketing the product. This process requires us to demonstrate that the device is at least as safe and effective as, or “substantially equivalent” to, a legally marketed device before we can receive notice from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the United States. On July 29, 2011, the Institute of Medicine (IoM) published a report of its review of the 510(k) clearance program to FDA. The IoM report recommended that the FDA pursue a legislative change from the current 510(k) process to an integrated premarket and post-market regulatory framework. It is uncertain if these recommendations will ultimately be pursued. If they are pursued, it is possible we will be required to submit additional clinical and manufacturing information with respect to premarket applications in the future, resulting in increased costs and increased delay in introducing products to the market. Other devices we develop and market fall into a class of products for which the FDA has implemented stringent clinical investigation and Premarket Approval, or PMA, requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA relating to design, materials, bench and animal testing and human clinical data constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use.
There are also various federal healthcare laws that apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs, including among others: (1) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (2) the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; and (3) the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider. There are often similar state false claims, anti-kickback and anti-self referral and insurance laws that apply to state-funded Medicaid and other healthcare programs and private third-party payors.
We are subject to various federal and foreign laws that govern our international business practices, particularly with respect to payments to government officials. The U.S. Foreign Corrupt Practices Act, or FCPA, has been used with some frequency to prosecute companies in the United States. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. Refer to “Note 16—Contingencies” under Part II, Item 8 of this report for a description of the outcome of the FCPA investigation of the Company by the SEC and DOJ. On July 1, 2011, the U.K. Bribery Act 2010 became effective, which prohibits active and passive bribery, including commercial bribery, and bribery of a foreign public official for a business purpose. The Act also imposes attribution liability on companies that fail to prevent “associated persons” from committing acts of bribery and includes far-reaching jurisdiction for prosecution.
We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. In April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure and security of protected health information by “Covered Entities,” which include, among others, healthcare providers that submit electronic claims and health plans. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for Covered Entities and their Business Associates, which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce. Among other things, the HITECH Act provided that Business Associates will now be subject to the same security requirements as Covered Entities, and that with regard to both the security and privacy rule, Business Associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as Covered Entities are. In the past, HIPAA has generally affected us indirectly.
Neither Biomet, Inc. nor LVB is generally a Covered Entity under HIPAA, except for our non-invasive bone growth stimulation business and our health insurance plans. We only operate as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. Some modifications to our systems and policies may be necessary to address requirements for recently enacted state privacy laws, but we believe we have laid the necessary framework for such changes. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business.
We believe that we are well positioned to face the changing international regulatory environment. The International Standards Organization, or the ISO, has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed ISO audits and obtained ISO certification applicable to its activity sector is internationally recognized as having quality manufacturing processes. The European Union (EU) legislation requires that medical devices bear a CE mark. The CE mark is a European Union and European Free Trade Association symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on our products. Each of our principal manufacturing facilities has been certified to ISO 13485:2003. Our products sold in Europe bear the CE mark to the extent required by European law and regulations.
In addition, governmental bodies in the United States and throughout the world have expressed concern about the costs relating to healthcare and, in some cases, have focused attention on the pricing of medical devices. Government regulation regarding pricing of medical devices already exists in some countries and may be expanded in the United States and other countries in the future. We are subject to increasing pricing pressures worldwide as a result of growing regulatory pressures, as well as the expanding predominance of managed care groups and institutional and governmental purchasers. Under Title VI of the Social Security Amendments of 1983, hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient’s type of illness identified with reference to the patient’s diagnosis under one or more of several hundred diagnosis-related groups. Other factors affecting a specific hospital’s reimbursement rate include the size of the hospital, its teaching status and its geographic location.
While we are unable to predict the extent to which our business may be affected by future regulatory developments, we believe that our substantial experience in dealing with governmental regulatory requirements and restrictions throughout the world, our emphasis on efficient means of distribution and our ongoing development of new and technologically-advanced products should enable us to continue to compete effectively within this increasingly regulated environment.
Sales and Marketing
We have diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of our product offering and the quality of our sales forces collaborate to create synergies that we believe uniquely position us to continue to efficiently penetrate the musculoskeletal market. In the United States, our products are marketed by a combination of independent third-party distributors, independent commissioned sales agents and direct sales representatives, primarily based on the specific product group being represented and the market characteristics of specific geographies. In Europe, our products are promoted by sales representatives employed by subsidiaries, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, we maintain direct selling organizations, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, our products are marketed by more than 3,000 sales representatives throughout the world.

Seasonality
Elective surgery-related products are influenced to some degree by seasonal factors, as the number of elective procedures declines during the summer months, particularly in European countries, and the winter holiday season.
Customers
Our customers are the hospitals, surgeons, other physicians and healthcare providers who use our products in the course of their practices. Our business is dependent upon the relationships maintained by our distributors and salespersons with these customers, as well as our ability to design and manufacture products that meet the physicians’ technical requirements at a competitive price.
Inventory and Trade Accounts Receivable
We have inventory located throughout the world with our customers, our distributors and direct salespersons for their use in marketing our products and in filling customer orders. As of May 31, 2013, inventory of approximately $371.7 million was located with these distributors, salespersons and customers. We maintain trade accounts receivable balances based on credit terms that are generally consistent with industry and local market practices.
Distribution
We operate distribution facilities domestically in Warsaw, Indiana; Palm Beach Gardens, Florida; Jacksonville, Florida and Braintree, Massachusetts, and internationally in Hazeldonk, The Netherlands; Valencia, Spain; Tokyo, Japan; Seoul, South Korea; and North Ryde, Australia. We generally ship our orders via expedited courier service. Our backlog of firm orders is not considered material to understanding our business.
Competition
Our business is highly competitive. Competition within the industry is primarily based on service, clinical results and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. Major competitors in our five product categories are set forth below by market category.
Large Joint Reconstructive Products
Our large joint orthopedic reconstructive devices compete primarily with those offered by DePuy Synthes (a Johnson & Johnson company), Smith & Nephew plc, Stryker Orthopaedics (a division of Stryker Corp.) and Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.). Management believes these four companies, together with Biomet, have the predominant share of the global large joint orthopedic reconstructive device market. We believe our prices for large joint orthopedic reconstructive devices are competitive with those in the industry. We believe our future success will depend upon, among other things, our service and responsiveness to our distributors and orthopedic specialists, the continued strong clinical results of our products, and upon our ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.
S.E.T. Devices
Our sports medicine products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Our principal competitors include Smith & Nephew Endoscopy (a division of Smith & Nephew plc), Stryker Corp., Linvatec Corp. (a subsidiary of CONMED Corporation), Mitek (a division of Ethicon, a Johnson & Johnson company), Arthrocare Corp. and Arthrex, Inc.
Our extremity devices primarily compete with those offered by DePuy Synthes (a Johnson & Johnson company), Tornier, Inc., Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.), Wright Medical, Exactech and Stryker Orthopaedics (a division of Stryker Corp.)
Our internal and external fixation devices compete with other such devices primarily on the basis of price, ease of application and clinical results. Our internal fixation product lines compete principally with those of DePuy Synthes (a Johnson & Johnson company), Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.), Smith & Nephew plc and Stryker Trauma (a division of Stryker Corp.). The principal competitors in the external fixation market are

Smith & Nephew plc, Stryker Trauma (a division of Stryker Corp.), DePuy Synthes (a Johnson & Johnson Company), Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.) and Orthofix, Inc. (a subsidiary of Orthofix International N.V.).
Spine and Bone Healing Products
Our spinal fixation systems compete with other spinal fixation systems primarily on the basis of breadth of product line, product recognition and price. The principal spinal fixation competitors are Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Synthes (a Johnson & Johnson Company), Stryker Spine (a division of Stryker Corp.), Zimmer Spine (a subsidiary of Zimmer Holdings, Inc.) and others.
Our osteobiologic products compete with other osteobiologics primarily on the basis of breadth of product line, product recognition and price. The principal competitors in osteobiologics are Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Synthes (a Johnson & Johnson Company), Stryker Spine (a division of Stryker Corp.), Zimmer Spine (a subsidiary of Zimmer Holdings, Inc.) and others.
Our electrical stimulation devices primarily compete with those offered by Orthofix, Inc. (a subsidiary of Orthofix International N.V.), DJO, Inc. (formerly ReAble Therapeutics, Inc.) and Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service, price and success rates of various treatment alternatives.
Dental Reconstructive Devices
Our dental reconstructive devices compete in the areas of dental reconstructive implants and related products. The primary competitors in the dental implant market include Nobel Biocare AB, Straumann AG, DENTSPLY International, Inc., and Zimmer Dental (a subsidiary of Zimmer Holdings, Inc.).
Other Products
Our craniomaxillofacial fixation products, specialty surgical instrumentation and neurosurgical cranial flap fixation products compete with those offered by DePuy Synthes (a Johnson & Johnson Company), Stryker Leibinger Micro Implants (a division of Stryker Corp.), KLS-Martin, L.P., Osteomed Corp., Aesculap, Inc., Medtronic, Inc. and Codman & Shurtleff, Inc. (a Johnson & Johnson company).
Raw Materials and Supplies
Our suppliers are a critical element of Biomet’s supply chain. We have established strategic partnerships with key suppliers. This has enabled us to leverage our buying power, establish vendor managed inventory arrangements, enhance product innovation and reduce our risk. Long-term contracts allow us to develop mutually advantageous relationships with our suppliers by providing them with more visibility into our future demand and new product needs. Our Sales, Inventory and Operations Planning (“SIOP”) process balances our inventory position and supply capacity with our forward looking sales plan through a reconciliation process. On a monthly basis, our SIOP process in each business unit reviews demand, supply, and inventory, and identifies potential future capacity or material gaps so that the proper corrective actions can be put in place.
The raw materials used in the manufacture of our orthopedic large joint reconstructive, S.E.T., spine & bone healing and dental devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With a few exceptions, none of our raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by us, such as cobalt-chromium alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, we could experience complications in obtaining these raw materials.
Based on our current relationship with our suppliers, we do not anticipate a material shortage in the foreseeable future. Further, we believe that our inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. The results of our operations are not materially dependent on raw material costs.
Safety stock levels of critical materials are reviewed on a quarterly basis to ensure these stocks are appropriately set. Factors that determine these stock levels include future usage estimates, lead times, forecast accuracy, commodity pricing trends, worldwide market conditions and risk mitigation. In the case of single sourced materials, stock levels are established taking into account potential disruption to supply and, where practical, back-up supply points are identified for contingency.
Environmental Matters
We are subject to various federal, state and local laws and regulations regulating the discharge of materials into the environment and otherwise relating to the protection of the environment. We do not believe that we will be required to spend any material amounts in order to comply with these laws and regulations or that compliance with such laws and regulations will materially affect our capital expenditures, results of operations, financial condition or cash flows.
Employees
As of May 31, 2013, our domestic operations (including Puerto Rico) employed 3,622 persons, of whom 1,666 were engaged in production and 1,956 in research and development, sales, marketing, administrative and clerical efforts. Our international subsidiaries employed 4,808 persons, of whom 2,527 were engaged in production and 2,281 in research and development, sales, marketing, administrative and clerical efforts. None of our principal domestic manufacturing employees are represented by a labor union. The production employees at our Bridgend, South Wales facility are organized. Employees working at the facilities in Berlin, Germany; Valence, France; Swindon, United Kingdom and Valencia, Spain are represented by Workers’ Councils. We believe that our relationship with our employees is satisfactory.
The establishment of our domestic orthopedic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of our products. Our European manufacturing locations in South Wales, England, France, Spain, Switzerland and Germany also provide good sources for skilled manufacturing labor. Our Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force. Our manufacturing operations in Jinhua, Zhejiang Province, and Changzhou, Jiangsu Province, China are growing and currently include approximately 890 persons who are included in the numbers above.
Available Information
Our reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge in, or may be accessed through, the “Investors” section of our website at www.biomet.com as soon as reasonably practicable after we file or furnish such material with or to the Securities and Exchange Commission, or the SEC. Any materials we file with the SEC are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, copies of these reports will be made available free of charge, upon written request to our Investor Relations Department at 56 East Bell Drive, Warsaw, IN 46582.
The information on Biomet’s website is not included as part of, nor incorporated by reference into, this Annual Report on Form 10-K except to the extent such information is separately set forth herein.

Item 1A.	Risk Factors.
The following factors, among others, could cause our future results to differ from those contained in forward-looking statements made in this annual report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, results of operations and cash flows. The risks identified in this section are not exhaustive. We operate in a dynamic and competitive environment. New risk factors affecting us emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on our business or the extent to which any single factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business or results of operations in the future. In addition, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion of our risk factors speaks only as of the date on which they were made and should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows.
Risks Related to Our Business
Our future profitability depends on the success of our principal product lines.
Sales of our large joint reconstructive products accounted for approximately 56%, 60% and 60% of our net sales for each of the three fiscal years ended May 31, 2013, 2012 and 2011, respectively. We expect sales of reconstructive products to continue to account for a significant portion of our aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect our business, financial condition, results of operations and cash flows.
If we are unable to continue to develop and market new products and technologies in a timely manner, the demand for our products may decrease or our products could become obsolete, and our revenue and profitability may decline.
The market for our products is highly competitive and dominated by a small number of large companies. We are continually engaged in product development, research and improvement efforts. New products and line extensions of existing products represent a significant component of our growth rate. Our ability to continue to grow sales effectively depends on our capacity to keep up with existing or new products and technologies in the musculoskeletal products market. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming and approvals and clearances might not be granted for future products on a timely basis, if at all. On July 29, 2011, the Institute of Medicine (“IoM”) published a report of its review of the 510(k) clearance program to FDA. The IoM report recommended that the FDA pursue a legislative change from the current 510(k) process to an integrated premarket and post-market regulatory framework. It is uncertain if these recommendations will ultimately be pursued. If they are pursued, it is possible we will be required to submit additional clinical and manufacturing information with respect to premarket applications in the future, resulting in increased costs and increased delay in introducing products to the market.
Other devices we develop and market fall into a class of products for which the FDA has implemented stringent clinical investigation and Premarket Approval (“PMA”) requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA relating to design, materials, bench and animal testing and human clinical data constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use. In addition, if our competitors’ new products and technologies reach the market before our products, they may gain a competitive advantage or render our products obsolete.
The ultimate success of our product development efforts will depend on many factors, including, but not limited to, our ability to create innovative designs and materials, provide innovative surgical techniques, accurately anticipate and meet customers’ needs, commercialize new products in a timely manner, and manufacture and deliver products and instrumentation in sufficient volumes on time. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. Even in the event that we are able to successfully develop innovations, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
In addition to the impact of the 2.3% excise tax on our results of operations beginning January 1, 2013 following enactment of the Patient Protection and Affordable Health Care Act (H.R. 3590), our business, financial condition, results of operations and cash flows could be significantly and adversely affected if this legislation ultimately results in lower reimbursements for our products or reduced medical procedure volumes or if certain other types of healthcare reform programs are adopted in our key markets.
In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other healthcare providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, we may be unable to sell certain products on a profitable basis, thereby materially adversely impacting our results of operations. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of our products.
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive healthcare reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Healthcare and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform. The law was upheld by a Supreme Court decision that was announced on June 28, 2012. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which has impacted our results of operations following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.
Outside of the United States, reimbursement systems vary significantly from country to country. In the majority of the international markets in which our products are sold, government-managed healthcare systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.
Our business, financial condition, results of operations and cash flows could be significantly and negatively affected by substantial government regulations.
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Overall, there appears to be a trend toward more stringent regulation worldwide, and we do not anticipate this trend to dissipate in the near future.
In general, the development, testing, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, we are required to implement and maintain stringent reporting, labeling and record keeping procedures. The medical device industry also is subject to a myriad of complex laws and regulations governing Medicare and Medicaid reimbursement and healthcare fraud and abuse laws, with these laws and regulations being subject to interpretation. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.
Various federal and state agencies have become increasingly vigilant in recent years in their investigation of various business practices. Governmental and regulatory actions against us can result in various actions that could adversely impact our operations, including:

•	the recall or seizure of products;

•	the suspension or revocation of the authority necessary for the production or sale of a product;

•	the suspension of shipments from particular manufacturing facilities;

•	the imposition of fines and penalties;

•	the delay of our ability to introduce new products into the market;

•
the exclusion of our products from being reimbursed by federal and state healthcare programs (such as Medicare, Medicaid, Veterans Administration health programs and Civilian Health and Medical Program Uniformed Service (“CHAMPUS”); and

•	other civil or criminal sanctions against us.
Any of these actions, in combination or alone, or even a public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, clinical efficacy, product standards, packaging requirements, labeling requirements, import/ export restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in these countries, such as the European Medical Devices Directive, are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive or delays in the receipt of relevant foreign qualifications also could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As both the U.S. and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization (“ISO”). If we fail to adequately address any of these regulations, our business will be harmed.
Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act currently or in the future will require us to report on “conflict minerals” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products.
We, like other companies in the orthopedic industry, are involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations.
In June 2013, we received a subpoena from the U.S. Attorney's Office for the District of New Jersey requesting various documents relating to the fitting of custom-fabricated or custom-fitted orthoses, or bracing, to patients in New Jersey, Texas and Washington. We are currently in the process of evaluating the scope of the subpoena and intend to fully cooperate with the request of the U.S. Attorney's Office. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In September 2010, we received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice Civil Division pursuant to the False Claims Act. The CID requests that we provide documents and testimony related to allegations that we and OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee™ (a registered trademark of Otis Med) knee replacement system. We have produced responsive documents and are fully cooperating in the investigation. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.
In February 2010, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and our Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’ spinal products. We are cooperating with the request of the Office of the Inspector General. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.
In April 2009, we received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to our EBI subsidiary’s non-invasive bone growth stimulators. It is our understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. We received subsequent subpoenas in connection with the investigation in September 2009, June 2010 and February 2011 along with several informal requests for information. We are producing responsive documents and are fully cooperating in the investigation. We can make no assurances as to the time or resources that will be needed to devote to this investigation or its final outcome.
In April 2009, we became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the United States District Court for the District of Massachusetts, where it is currently pending. Biomet, LVB and several of our competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above- referenced administrative subpoenas. The U.S. government has not intervened in the action. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this investigation or its final outcome.
On September 25, 2007, we received a letter from the SEC informing us that it was conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act (“FCPA”), in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. On November 9, 2007, we received a letter from the Department of Justice (“DOJ”) requesting any information provided to the SEC also be provided to the DOJ on a voluntary basis.
On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute Biomet in connection with this matter, provided that Biomet satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor has been appointed to review Biomet’s compliance with the DPA, particularly in relation to Biomet’s international sales practices, for at least the first 18 months of the three year term of the DPA. The monitor has divided his review into three phases. The first phase consisted of the monitor familiarizing himself with our global compliance program and assessed the effectiveness of the program. The second phase provides for a period of time in which we are allowed the opportunity to implement the monitor's various recommendations based upon the monitor's assessment of the effectiveness of the program. The third phase commenced in June 2013 and consists of the monitor performing transactional testing on the effectiveness of our global compliance program, including transactional testing of enhanced compliance programs that were implemented in response to the monitor's recommendations. Biomet agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ. The terms of the DPA and the associated monetary penalty reflect Biomet’s full cooperation throughout the investigation.
Biomet contemporaneously reached a Consent Agreement with the SEC to settle civil claims related to this matter. As part of the Consent Agreement, Biomet agreed to the SEC’s entry of a Final Judgment requiring Biomet to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million.

From time to time, we have been, and may be in the future, the subject of additional investigations. If, as a result of these investigations described above or any additional investigations, we are found to have violated one or more applicable laws, our business, financial condition, results of operations and cash flows could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to modify those practices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Compliance with the terms of the DPA requires cooperation by many employees and others and may divert substantial financial and human resources from our other business activities.
On March 26, 2012, Biomet entered into the DPA with the DOJ related to the DOJ’s FCPA investigation. Pursuant to the Deferred Prosecution Agreement, the DOJ has agreed not to prosecute Biomet in connection with this matter, provided that Biomet satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the Deferred Prosecution Agreement, an independent external compliance monitor has been appointed to review Biomet's compliance with the Deferred Prosecution Agreement, particularly in relation to Biomet's international sales practices, for at least the first 18 months of the three year term of the Deferred Prosecution Agreement.
Compliance with this agreement requires substantial cooperation of our employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters.
We could be subject to further governmental investigations or actions by other third parties as a result of our settlement with the DOJ and the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG-HHS”).
We are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws and anti-kickback laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (“VA”) health programs. These laws are administered by, among others, the DOJ, the OIG-HHS and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.
As a result of our settlement with the DOJ and SEC related to the FCPA investigation described above, we have been and may continue to be subject to further governmental investigations by foreign governments or other claims by third parties arising from the conduct subject to the investigation.
We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure you that the costs of defending or fines imposed in resolving those civil or criminal investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.
The current global economic uncertainties may adversely affect our results of operations.
Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current adverse conditions in the global economy, including most recently with the market disruptions caused by the economic and political challenges facing specific Eurozone countries such as Greece, Ireland, Italy, Portugal, and Spain, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. These economic developments could affect us in numerous ways, many of which we cannot predict. Among the potential effects could be an increase in our variable interest rates, an inability to access credit markets should we require external financing, and further impairments of our goodwill and other intangible assets. In addition, it is possible that further deteriorating economic conditions, and resulting federal budgetary concerns, could prompt the federal government to make significant changes in the Medicare program, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions, or the effects these disruptions and conditions could have on us.

We are subject to cost-containment efforts of group purchasing organizations, which may have a material adverse effect on our financial condition, results of operations and cash flows.
Many customers of our products have joined or developed group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase our products, and if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement. Our failure to respond to the cost-containment efforts of group purchasing organizations may cause us to lose market share to our competitors and could have a material adverse effect on our sales, financial condition, results of operations and cash flows.

We conduct a significant amount of our sales activity outside of the United States, which subjects us to additional business risks and may adversely affect our results due to increased costs.
During the fiscal year ended May 31, 2013, we derived approximately 39% of our net sales from sales of our products outside of the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing payment cycles;

•	trade protection measures, import or export licensing requirements and compliance with economic sanctions laws and regulations;

•	the application of U.S., U.K. and other foreign country regulatory and anti-corruption laws to our international operations;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal regulations and labor relations;

•	potentially negative consequences from changes in tax laws (including potential taxes payable on earnings of foreign subsidiaries upon repatriation); and

•	political and economic instability.
In addition, we are subject to risks arising from currency exchange rate fluctuations, which could increase our costs and may adversely affect our results. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on our results of operations.
Recently, there have been widely publicized concerns with respect to the overall stability of the Euro as a single currency, given the economic and political challenges facing several Eurozone countries, including Greece, Ireland, Italy, Portugal and Spain. The collapse of the Euro as a common European currency, the withdrawal of one or more member countries from the EU or continuing deterioration in the creditworthiness of the Eurozone countries could adversely affect the Company’s revenues, financial condition or results of operations.

Any of these factors may, individually or collectively, have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our global manufacturing operations, distribution warehouses, and sales offices are exposed to political and economic risks, commercial volatility, and events beyond our control in the countries in which Biomet operates.
In addition to our principal executive offices, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries and regions, including Canada, Europe, Asia Pacific and Latin America.
We currently conduct manufacturing operations in Jinhua, Zhejiang Province, China and Changzhou, Jiangsu Province, China. Our future business strategy may involve the operation of other manufacturing facilities in China. As a result of this initiative, we will be exposed to all the risks inherent in operating in an emerging market like China. In recent years the Chinese economy has undergone various developments, including beginning the transition from a more heavily government influenced-planned economy to a more market- oriented economy. Despite this transition, the Chinese government continues to own significant production assets and exercises significant control over economic growth.
Our international operations, including any planned future expansion in China, may be subject to greater or new political, legal and economic risks than those faced by our operations in the United States, including such risks as those arising from:

•
unexpected changes in foreign or domestic legal, regulatory or governmental requirements or approvals, such as those related to taxation, lending, import and tariffs, environmental regulations, land use rights, intellectual property and other matters;

•	unexpected increases in taxes, tariffs and other assessments;

•	diminished protection of intellectual property;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal and labor regulations;

•	political and economic instability; and

•	operating in a market with a less developed supply chain, transportation and distribution infrastructure.

Due to these inherent risks, there can be no assurance that we will achieve anticipated benefits from global operations for any of these factors may, individually or collectively, have a material adverse effect on our business, financial condition, results of operations and cash flows.
If pricing pressures cause us to decrease prices for our goods and services and we are unable to compensate for such reductions through product mix and reductions to our expenses, our results of operations will suffer.
We have experienced and may continue to experience decreasing prices for our goods and services we offer due to pricing pressure exerted by our customers in response to increased cost containment efforts from managed care organizations and other third-party payors and increased market power of our customers as the medical device industry consolidates. If we are unable to offset such price reductions through product mix or reductions in our expenses, our business, financial condition, results of operations and cash flows will be adversely affected.
Quality problems with our manufacturing processes or our goods and services could significantly and adversely affect both our reputation for producing high-quality products and our results of operations.
Our ability to manufacture and supply high-quality goods and services is critical to the marketing success of our goods and services. If we fail to satisfy our ISO quality standards, our reputation could be significantly harmed, resulting in the loss of customers and market share and significantly and adversely affecting our business, financial condition, results of operations and cash flows.
Inventory may become obsolete due to shortened product life cycles, reduced product demand or changes in market conditions, resulting in inventory write-downs that may adversely affect our results of operations, possibly materially.
In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. We make estimates regarding the future use of these products and provide a provision for excess and obsolete inventory. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would adversely affect our business, financial condition, results of operations and cash flows.
Our business may be harmed as a result of product liability litigation.
Our involvement in the manufacture and sale of medical devices creates exposure to risks of product liability claims, particularly in the United States. In the past, we have received product liability claims relating to our products and anticipate that we will continue to receive claims in the future, some of which could have a material adverse impact on our business. In addition, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. Our existing product liability insurance coverage may be inadequate to satisfy liabilities we might incur. Moreover, even if any product liability loss is covered by an insurance policy, these policies have substantial self-insured retentions or deductibles that we remain responsible for. If a product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of our insurance coverage limits, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.
We have received claims for personal injury associated with our metal-on-metal hip products. The pre-trial management of certain of these claims has been consolidated in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The number of claims continues to increase incrementally, we believe due to the negative publicity regarding metal-on-metal hip products generally. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products, and we intend to vigorously defend ourselves in these matters. We currently account for these claims in accordance with our standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in our accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow.
On August 27, 2013, we initiated a voluntary recall of 87,601 units of OSSEOTITE®, NanoTite™ and T3® dental implants, of which 34,744 units have been distributed. We are in the process of notifying clinicians and regulatory bodies of this recall, which was taken due to discoloration of some implants that did not meet our internal standard for visual inspection. The discoloration was caused by the affected implants coming into contact with residual machining fluid that may have been left on the metal packaging insert for the products. We have determined that there are no known health effects of the residue. The ultimate financial impact with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services and the number of and actual costs to settle any lawsuits filed against us, and could have a material adverse effect on our financial conditions, results of operations and cash flow.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.
The musculoskeletal products industry is highly litigious with respect to the enforcement of patents and other intellectual property rights. In some cases, intellectual property litigation may be used to gain a competitive advantage. We have in the past and may in the future become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could put pressure on our financial resources and divert the time, energy and efforts of our management.
A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and results of operations, in some cases materially. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues.
The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some of our products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet, Inc., Biomet Europe BV and certain other subsidiaries, alleging that we and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing our new lines of European bone cements. The lawsuit seeks damages in excess of €30.0 million and injunctive relief to preclude us from producing our current line of European bone cements. On December 20, 2012, the trial court ruled that Biomet did not misappropriate trade secrets and consequently dismissed Biomet, Inc., Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH (“Biomet Switzerland”) remains as the only defendant in the lawsuit and as to it the trial court has ruled that Heraeus Kulzer will not be permitted to review certification materials of Biomet Switzerland for purposes of determining whether there is any evidence that would support a claim of trade secret misappropriation by that entity. The trial court’s decision remains subject to appeal by Heraeus Kulzer and we are continuing to vigorously defend this matter. We can make no assurance as to the final outcome of this matter.
On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. The lawsuit seeks damages in an amount yet to be determined and injunctive relief. Prior to the filing of this lawsuit, on March 8, 2013 we had filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue. We are vigorously defending this matter and believe that our defenses against infringement are valid and meritorious. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.
The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our current revolving credit facilities as well as the value of certain of our investments.
We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs and capital expenditures and service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.
If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have a material adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.
Loss of our key management and other personnel, or an inability to attract such management and other personnel, could impact our business.
We depend on our senior managers and other key personnel to run our business and on technical experts to develop new products and technologies. The loss of any of these senior managers or other key personnel could adversely affect our operations. Competition for qualified employees is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the management, operation and expansion of our business could hinder our ability to expand, conduct research and development activities successfully and develop marketable products.

If we fail to retain our existing relationships with our independent sales agents and distributors or establish relationships with different agents and distributors, our results of operations may be negatively impacted.
Our revenues and profitability depend largely on the ability of independent sales agents and distributors to sell our products to customers. Typically, these agents and distributors have developed long-standing relationships with our customers and provide our customers with the necessary training and product support relating to our products. If we fail to retain our existing relationships with these agents and distributors or establish relationships with different agents and distributors, our results of operations may be negatively impacted.
We may record future goodwill and/or intangible impairment charges related to one or more of our reporting units, which could materially adversely impact our results of operations.
We test our goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. We test these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates and discount rates. These assumptions are uncertain and by nature can vary from actual results. Various future events could have a negative impact on the fair value of our reporting units’ goodwill and indefinite lived intangibles when the annual or interim impairment test is completed. The events include, but are not limited to:

•	our ability to sustain sales and earnings growth;

•	the effect of anticipated changes in the size, health and activities of the population or on the demand for our products;

•	our ability and intent to expand in key international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	our continued investment in new products and technologies;

•	the ultimate marketability of products currently being developed;

•	our success in achieving timely approval or clearance of our products with domestic and foreign regulatory entities; and

•	the stability of certain foreign economic markets.
During the fourth quarter of fiscal year 2013, we recorded a $240.0 million goodwill asset impairment charge related to our Europe reporting unit, primarily related to the impact of continued austerity measures on procedural volumes and pricing in certain European countries.
During the fourth quarter of fiscal year 2013, we finalized a $327.4 million, of which $334.1 million was recorded in the third quarter, goodwill and definite and indefinite-lived intangible assets impairment charge related to our dental reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends.
We have identified that our dental reconstructive reporting unit has a material amount of goodwill ($66.3 million) that is at a higher risk of potential failure of step one of the goodwill impairment test in the future.
A natural or man-made disaster could have a material adverse effect on our business.
We have 14 manufacturing operations located throughout the world. However, a significant portion of our products are produced at and shipped from our facility in Warsaw, Indiana. In the event that this facility is severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to shift production to our other facilities and/or rely on third-party manufacturers. Our existing business interruption insurance coverage may be inadequate to satisfy liabilities we might incur in such a situation. If a business interruption claim or series of claims is in excess of our insurance coverage limits, or is not otherwise covered in whole or in part by our insurance coverage, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.
Failure to successfully integrate acquired businesses into our operations or to otherwise successfully execute strategic transactions could adversely affect our business.
We may, from time to time, consider and take advantage of selected opportunities to grow by acquiring businesses whose operations or product lines fit well within our existing businesses or whose geographic location or market position would enable us to expand into new markets. Our ability to implement this expansion strategy will, however, depend on whether any suitable businesses are available at suitable valuations, how much money we can spend and maintaining our customer base. Any acquisition that we make could be subject to a number of risks, including failing to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator despite any investigation we may make before the acquisition, our inability to assimilate the operations and personnel of the acquired company, the loss of key personnel in the acquired company and any adverse impact on our financial statements from the amortization of acquired intangible assets or the creation of reserves or write-downs. We may not be able to adequately meet these challenges, and any failure to do so could adversely affect our business, financial condition, results of operations and cash flows. In addition, if we incur additional indebtedness to finance these acquisitions, the related risks we face from our already substantial level of indebtedness could intensify.
On June 15, 2012, we announced the initial closing of the previously announced $280.0 million acquisition of the worldwide trauma business of DePuy Orthopaedics, Inc. During the first and second quarters of fiscal year 2013, subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012. Our integration of the operations of the acquired business requires significant efforts, including the coordination of complex information technology environments, research and development, sales and marketing, operations, manufacturing and finance.
The integration efforts related to the DePuy Trauma acquisition require significant expenses and involve significant amounts of management’s time that cannot be dedicated to other initiatives. We may not be able to adequately meet these challenges, and any failure to do so could adversely affect our business, financial condition, results of operations and cash flows.
We are increasingly dependent on sophisticated information technology and if we fail to properly maintain the integrity of our data, our business could be adversely affected.
We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technology upgrades, recently enacted regulations, improvements in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and keep information technology systems current. In addition, our obligations to protect patient and customer information have increased significantly. Third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future.

Risks Related to Our Indebtedness and the Notes
Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the notes and any other outstanding indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
We are highly leveraged. As of May 31, 2013, we had total indebtedness of $5,966.4 million (compared to total indebtedness of $5,827.8 million as of May 31, 2012). The following chart shows our level of indebtedness as of May 31, 2013 and 2012:

(in millions)	May 31, 2013	May 31, 2012
Debt Instruments
Non-U.S. facilities	$8.3	$3.5
Term loan facilities	3,295.4	3,274.3
Cash flow revolving credit facilities	—	—
Asset-based revolving credit facility	—	—
10% Senior Cash Pay Notes due 2017	—	761.0
10⅜%/11⅛% Senior PIK Toggle Notes due 2017	—	771.0
11⅝% Senior Subordinated Notes due 2017	—	1,015.0
6.500% Senior Notes due 2020	1,825.0	—
6.500% Senior Subordinated Notes due 2020	800.0	—
Premium on notes	37.7	3.0
Total debt	$5,966.4	$5,827.8

As of May 31, 2013, we had outstanding approximately $3,295.4 million in aggregate principal amount of indebtedness under our senior secured credit facilities that bears interest at a floating rate. We have also entered into a series of interest rate swap agreements to fix the interest rates on approximately 59% of the borrowings under our senior secured credit facilities.
Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the notes, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indentures, any other outstanding notes and the agreements governing such other indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	increase the risk we assess with our counterparties which could affect the fair value of our derivative instruments related to our debt facilities noted above;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limit our noteholders’ rights to receive payments under the notes and any other outstanding notes if secured creditors have not been paid;

•
limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

•	prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indentures.
Restrictions imposed by the indentures, our senior secured credit facilities and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
The agreements governing our indebtedness, including the indentures, contain various covenants that limit our discretion in the operation of our business and also require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us. The agreements governing our indebtedness, including the indentures, restrict our and our restricted subsidiaries’ ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•	make investments, loans, advances and acquisitions;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge;

•	create liens; and

•	enter into sale and lease-back transactions.
The terms of our senior secured credit facilities also restrict LVB from conducting any business or operations other than, among others, (i) owning Biomet, Inc., (ii) maintaining its legal existence, (iii) performing its obligations with respect to the senior secured credit facilities and the indentures governing the notes, (iv) publicly offering its common stock, (v) financing activities, including the issuance of securities, incurrence of debt, payment of dividends, making contributions to the capital of its subsidiaries and guaranteeing the obligations of its subsidiaries, or (vi) providing indemnification to its officers and directors.
In addition, although the agreements governing our senior secured credit facilities and the indentures governing the notes do not require us to comply with any financial ratio maintenance covenants, if Excess Global Availability (as that term is defined in the asset-based revolving credit facility, and reflects borrowing availably under our senior secured revolving credit facilities) is less than 10% of the sum of (1) aggregate commitments under our asset-based revolving credit facility plus (2) the revolving credit commitments under our cash flow credit facilities at any time, the fixed charge coverage ratio as of the end of the most recently ended fiscal quarter must be greater than or equal to 1.00 to 1.00. In the event of a default under any of our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable. If the indebtedness under our senior secured credit facilities, or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, noteholders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our senior secured credit facilities.

We, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness, and our noteholders’ right to receive payments on each series of notes is effectively junior to the right of lenders who have a security interest in our assets to the extent of the value of those assets.
Our obligations under the notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under its guarantee of our senior secured credit facilities are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of substantially all of our wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists at such time under the indentures. Furthermore, if the lenders foreclose and sell the pledged equity interests in any guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in the guarantors, it is possible that there would be no assets remaining from which noteholders’ claims could be satisfied or, if any assets remained, they might be insufficient to satisfy noteholders’ claims in full.
Subject to the restrictions in our senior secured credit facilities and the indentures, we, including our subsidiaries, may incur significant additional indebtedness. As of May 31, 2013:

•	we and the guarantors had approximately $330.0 million available for borrowing under our cash flow revolving credit facilities, which, if borrowed, would be senior secured indebtedness;

•
we and the guarantors had $443.0 million available for borrowing under our asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior secured indebtedness;

•
we and the guarantors have the option to incur additional incremental term loans or increase the cash flow revolving credit facilities commitments under our senior secured credit facilities up to an amount that would cause our Senior Secured Leverage Ratio (as defined in our senior secured credit facilities) to be equal to or less than 4.50 to 1.00, which, if borrowed, would be senior secured indebtedness; and

•
we and the guarantors have the option to increase the asset-based revolving credit facility commitments under our asset-based revolving credit facility by up to $100.0 million, which, if borrowed, would be senior secured indebtedness.

Although the terms of our senior secured credit facilities and the indentures contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.
We also had $14.0 million available for borrowing under our China Facility which is net of $6.0 million of outstanding borrowings.
We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could limit our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indentures restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Repayment of our debt, including the notes, is dependent on cash flow generated by our subsidiaries.
Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness, including the notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the notes.
Claims of noteholders will be structurally subordinated to claims of creditors of all our non-U.S. subsidiaries and some of our U.S. subsidiaries because they will not guarantee the notes.
The notes are not guaranteed by any of our non-U.S. subsidiaries or any of our less than wholly owned U.S. subsidiaries. Accordingly, claims of holders of the notes will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. Therefore, all obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of the notes.
For the fiscal years ended May 31, 2013 and 2012, our non-guarantor subsidiaries accounted for $1,130.6 million, or 37% of our consolidated net sales and $1,068.3 million, or 38% of our consolidated net sales, respectively. As of May 31, 2013 and 2012, our non-guarantor subsidiaries accounted for approximately $2,622.1 million, or 27%, and $2,734.3 million, or 26%, of our consolidated assets, respectively, and approximately $439.4 million, or 5.6%, and $413.1 million, or 5.3%, of our consolidated liabilities, respectively. All amounts are presented after giving effect to intercompany eliminations.
The lenders under our senior secured credit facilities will have the discretion to release any guarantors under these facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.
While any obligations under our senior secured credit facilities remain outstanding, any guarantee of the notes may be released without action by, or consent of, any holder of the notes or the trustee under the indentures, at the discretion of lenders under our senior secured credit facilities, if the related guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities will have the discretion to release the guarantees under our senior secured credit facilities in a variety of circumstances. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the notes.
Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in our senior secured credit facilities and the indentures), we could be in default under the terms of the agreements governing such indebtedness, including our senior secured credit facilities and the indentures.
In the event of such default:

•
the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets;

•	we could be forced into bankruptcy or liquidation; and

•	the subordination provisions in senior subordinated notes may prevent us from paying any obligation with respect to such notes.
If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
We may not be able to repurchase the notes upon a change of control.
Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest, if any. The source of funds for any such purchase of the notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Further, we will be contractually restricted under the terms of our senior secured credit facilities from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our senior secured credit facilities. Our failure to repurchase the notes upon a change of control would cause a default under the indentures and a cross default under our senior secured credit facilities. Our senior secured credit facilities also provide that a change of control will be a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.
The trading prices for the notes will be directly affected by many factors, including our credit rating.
Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Any such fluctuation may impact the trading price of the notes. In addition, developments in our business and operations could lead to a ratings downgrade which could adversely affect the trading price of the notes, or the trading market for the notes.
An adverse rating of the notes may cause their trading price to fall.
If a rating agency rates the notes, it may assign a rating that is lower than the rating expected by the noteholders. Ratings agencies also may lower ratings on the notes or any of our other debt in the future, or may choose to cease providing ratings on the notes or such other debt. If rating agencies assign a lower than expected rating or reduce, or indicate that they may reduce, their ratings of our debt in the future, the trading price of the notes could significantly decline.

Certain covenants under the indentures will be suspended if and for so long as the notes are rated “investment grade” by both Standard & Poor’s and Moody’s and no default has occurred and is continuing. These covenants restrict, among other things, our and our restricted subsidiaries’ ability to incur or guarantee debt or issue certain stock, pay dividends, make distributions on, or redeem or repurchase, capital stock and enter into transactions with affiliates. Because these restrictions would not apply if the notes are rated investment grade, we would be able to incur additional debt and consummate transactions that may impair our ability to satisfy our obligations with respect to the notes. In addition, we would not have to make certain offers to repurchase the notes. These covenants would be reinstated if the credit ratings assigned to the notes later declined below investment grade or a default occurs and is continuing.
Federal and state fraudulent transfer laws may permit a court to void the notes and the guarantees, subordinate claims in respect of the notes and the guarantees, and require noteholders to return payments received. If this occurs, noteholders may not receive any payments on the notes.
Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the notes and the incurrence of any guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the notes or the incurrence of the guarantees;

•	the issuance of the notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay such debts as they mature; or

•
we or any of the guarantors was a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the notes or such guarantee if we or such guarantor did not substantially benefit directly or indirectly from the issuance of the notes or the applicable guarantee. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied.
We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the guarantees would not be further subordinated to our or any of our guarantors’ other debt. Generally, however, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair value of all its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
If a court were to find that the issuance of the notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the notes or such guarantee or further subordinate the notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, noteholders may not receive any repayment on the notes. Further, the voidance of the notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.
Although each guarantee entered into by a guarantor will contain a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, this provision may not be effective to protect those guarantees from being voided under fraudulent transfer law, or may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless.
We are indirectly owned and controlled by the Sponsors, and the Sponsors’ interests as equity holders may conflict with the interests of noteholders as creditors.
Biomet is a subsidiary of Parent, which is controlled by the Sponsors, and, accordingly, the Sponsors have the ability to control our policies and operations. The interests of the Sponsors may not in all cases be aligned with our noteholders’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with our noteholders’ interests. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of the notes. Furthermore, the Sponsors may in the future own businesses that directly or indirectly compete with us. The Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
Risks Related to Our Common Stock
There are risks associated with an investment in our common stock given the generally illiquid nature of our common stock.
There is no public market for our common stock and the common stock, options and restricted stock units are subject to significant restrictions on transfer, including restrictions under the federal and state securities laws, the Management Stockholders’ Agreement for Senior Executives among LVB and the stockholders party thereto, dated as of September 13, 2007 and the Management Stockholders’ Agreement among LVB and the stockholders party thereto, dated as of November 6, 2007 (collectively, the “Stockholders Agreement”), which substantially restrict the liquidity of the securities described herein. In addition, there are no assurances that a liquidity event as described in the Stockholders Agreement will occur, and if it does so when such event occurs or on what terms and conditions. Therefore investors must be prepared to bear the economic risk of holding such securities for an indefinite period of time and without any assurance that the options, restricted stock units or the common stock will generate any investment return.
We do not expect to pay dividends on our common stock in the foreseeable future.
We are a holding company with no business operations of our own. As a result, we depend on our operating subsidiaries for cash to make dividend payments. Deterioration in the financial conditions, earnings or cash flow of our significant subsidiaries for any reason could limit or impair their ability to pay cash dividends or other distributions to LVB. We may also need to contribute additional capital to improve the capital ratios of certain of our subsidiaries, which could also affect the ability of these subsidiaries to pay dividends.

In addition, the terms of certain of the outstanding indebtedness of subsidiaries of LVB substantially restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Our Financial Condition and Results of Operations—Credit Facilities and Notes.” There cannot be any assurance that agreements governing the current and future indebtedness of LVB or its subsidiaries will permit LVB or its subsidiaries to provide LVB’s stockholders with sufficient dividends, distributions or loans. Accordingly, the restrictions above would limit our ability to make dividend payments to our stockholders, and investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur, particularly in view of our transfer restrictions applicable to our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, cash flows, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the board deems relevant.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our Facilities
Our principal executive offices are at 56 East Bell Drive, Warsaw, Indiana. In addition, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada and numerous countries within Europe, Asia Pacific and Latin America. We believe that all of our facilities are adequate, well maintained and suitable for the development, manufacture, distribution and marketing of all our products. The following is a list of our principal properties as of May 31, 2013:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing, LLC; manufacturing & storage facilities of Biomet Microfixation, LLC; distribution center and offices of Biomet Orthopedics, LLC; distribution center and offices of Biomet Sports Medicine, LLC; distribution center and offices of Biomet Biologics, LLC and distribution center of EBI, LLC	(1) Warsaw, Indiana (2) Warsaw, Indiana (3) Warsaw, Indiana (4) Milford, Indiana	541,699 13,300 32,877 54,880	Owned Leased Leased Leased
Administrative facility of EBI, LLC and administrative offices of Electro-Biology, LLC	Parsippany, New Jersey	102,224	Leased
Administrative, manufacturing and distribution facility of Biomet Microfixation, LLC	Jacksonville, Florida	82,500	Owned
Office, manufacturing and distribution facility of Biomet 3i, LLC	(1) Palm Beach Gardens, Florida (2) Palm Beach Gardens, Florida (a)	117,000 69,000	Owned Owned
Office, manufacturing and distribution facility of Citra Labs, LLC	Braintree, Massachusetts	32,150	Leased
Manufacturing facility of Biomet Fair Lawn, LLC	Fair Lawn, New Jersey	40,000	Owned
Office and manufacturing facility of Electro-Biology, LLC	Guaynabo, Puerto Rico	34,700	Owned
Office and manufacturing facilities of Interpore Spine Ltd.	(1) Irvine, California (2) Irvine, California	36,800 2,700	Leased Leased
Office and warehouse facilities of Biomet Europe B.V.	Hazeldonk, The Netherlands	131,320	Leased
Office and research and development facilities for Trauma operations	Miami, Florida	30,850	Leased
Office, manufacturing and warehouse facility of Biomet France Sarl	Valence, France	86,100	Owned
Office, manufacturing and warehouse facilities of Biomet Deutschland GmbH	Berlin, Germany	49,900	Owned
Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland B.V. and Biomet Microfixation Europe B.V.	Dordrecht, The Netherlands	37,700	Owned
Office and manufacturing facility of met 3i Dental Iberica, S.L..	Valencia, Spain	69,600	Owned
Manufacturing and administrative facilities of Biomet UK Ltd.	(1) Bridgend, South Wales (2) Swindon, England	111,956 54,800	Owned Owned
Manufacturing, administrative and warehouse facilities of Zhejiang Biomet	Jinhua, China	110,000	Owned
Manufacturing, administrative and warehouse facilities of Changzhou Biomet	Changzhou, China	82,000	Owned
Administrative office facilities for China operations	Shanghai, China	6,100	Leased
Manufacturing facility for Trauma operations (b)	Le Locle, Switzerland	115,240	Leased

(a)	Includes 23,000 square feet of space in this facility that is leased to other parties.

(b)	On July 16, 2013, Biomet issued a press release announcing that it will close its manufacturing operation in Le Locle, Switzerland.

Our properties in Warsaw, Indiana and Palm Beach Gardens, Florida secure our obligations under our senior secured cash flow facilities. We believe our headquarters, manufacturing and other facilities are suitable for their respective uses and are, in all material respects, adequate for our present needs. Our properties are subject to various federal, state, foreign and local laws and regulations regulating their operation. We do not believe that compliance with such laws and regulations will materially affect our financial position or results of operations.

Item 3.	Legal Proceedings.
Information with respect to legal proceedings can be found in Note 16, Contingencies, to the consolidated financial statements contained in Part II, Item 8 of this report and is hereby incorporated by reference herein.

Item 4.	Mine Safety Disclosures.
Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and other information
We are a privately-owned company with no established public trading market for our common stock.
Holders
As of July 31, 2013, there was one holder of Biomet, Inc.’s common stock, LVB Acquisition, Inc., and 202 holders of LVB Acquisition, Inc.’s common stock (or 573 holders on a fully diluted basis assuming exercise of outstanding options and settlement of outstanding restricted stock units). See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Dividends
We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our credit facilities and the indentures governing the notes issued by Biomet, Inc. and did not declare or pay any dividends to our shareholders during the fiscal years ended May 31, 2013 and May 31, 2012. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.
Securities authorized for issuance under equity compensation plans
As of May 31, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
Stock options	35,967,289	$7.88		2,552,711
Restricted Stock Units	13,053,500	$7.88	*	946,500
Equity compensation plans not approved by security holders	—	—		—
Total	49,020,789			3,499,211

*	Value of shares underlying the restricted stock units as of date of grant

Item 6.	Selected Financial Data.

Statement of Operations Data

	Fiscal Year Ended May 31,
(in millions)	2013	2012	2011	2010	2009

Net sales	$3,052.9	$2,838.1	$2,732.2	$2,698.0	$2,504.1
Cost of sales	996.5	894.4	838.7	819.9	828.4
Gross profit	2,056.4	1,943.7	1,893.5	1,878.1	1,675.7
Selling, general and administrative expense	1,189.4	1,053.3	1,041.7	1,042.3	1,003.6
Research and development expense	150.3	126.8	119.4	106.6	93.5
Amortization	313.8	327.2	367.9	372.6	375.8
Goodwill and intangible assets impairment charge	567.4	529.8	941.4	—	551.1
Operating income (loss)	(164.5)	(93.4)	(576.9)	356.6	(348.3)
Interest expense	398.8	479.8	498.9	516.4	550.3
Other (income) expense	177.8	17.6	(11.2)	(18.1)	21.8
Loss before income taxes	(741.1)	(590.8)	(1,064.6)	(141.7)	(920.4)
Benefit from income taxes	(117.7)	(132.0)	(214.8)	(94.1)	(171.2)
Net loss	$(623.4)	$(458.8)	$(849.8)	$(47.6)	$(749.2)

Balance Sheet Data

(in millions)	May 31, 2013	May 31, 2012	May 31, 2011	May 31, 2010	May 31, 2009
Current assets less current liabilities	$1,208.5	$1,200.8	$1,079.0	$786.5	$756.9
Total assets	9,794.7	10,420.4	11,357.0	11,969.0	12,600.9
Total debt	5,966.4	5,827.8	6,020.3	5,896.5	6,212.7
Shareholder’s equity	1,968.6	2,682.1	3,175.1	3,733.5	3,840.3

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion reflects the results of operations and financial condition of Biomet, Inc., which are materially the same as the results of operations and financial condition of LVB. Therefore, the discussions provided are applicable to each of LVB and Biomet, Inc., unless otherwise noted. The principal difference in the financial statements of LVB and Biomet, Inc. relates to the fact that while LVB is a guarantor under our senior secured credit facilities, it is not a guarantor under the indentures governing the notes.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements, which are subject to numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” and “Forward-Looking Statements” of this annual report. Actual results may differ materially from those contained in any forward-looking statements.

Executive Overview
Our net sales for the year ended May 31, 2013, increased 7.6% to $3,052.9 million, compared to $2,838.1 million for the year ended May 31, 2012, driven primarily by our acquisition of DePuy’s worldwide trauma business (the “Trauma Acquisition”) described below, reconstructive growth in some international regions and strong extremities growth in the U.S., partially offset by unfavorable foreign currency translation. For the year ended May 31, 2013, the effect of foreign currency fluctuations negatively impacted reported net sales by $49.0 million, with Europe reported net sales negatively impacted by $29.5 million and International reported net sales negatively impacted by $19.5 million. The following represents financial highlights for the year ended May 31, 2013 compared to the year ended May 31, 2012.

•	Large Joint Reconstructive product sales decreased 0.1% worldwide, increased 1.1% in the U.S and increased 5.7% in International.

•
Sports, Extremities and Trauma (“S.E.T.”) product sales increased 66.0% worldwide and 58.8% in the U.S. Excluding the Trauma Acquisition, S.E.T. sales increased 9.1% worldwide and 11.8% in the U.S. Trauma Acquisition sales of $205.6 million were excluded in order to provide period-over-period comparability.

•
Net loss was $623.4 million and adjusted net income increased 46.1% to $368.0 million. The increase in our adjusted net income was primarily driven by the impact of increased operating income, a reduction in our interest expense as a result of our refinancing activities and a lower effective tax rate applicable to adjusted net income.

On May 24, 2012, DePuy Orthopaedics, Inc. accepted our binding offer to purchase certain assets representing substantially all of DePuy’s worldwide trauma business, which involves researching, developing, manufacturing, marketing, distributing and selling products to treat certain bone fractures or deformities in the human body. On June 15, 2012, the Company announced the initial closing of the Trauma Acquisition. During the first and second quarters of fiscal year 2013, subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012.
We have been active in the capital markets during fiscal year 2013. Our objectives included reducing market risk by extending the maturity on the majority of our term loans from March 2015 to July 2017, reducing the cost of our capital structure and retaining access to liquidity through the refinancing of our cash flow and asset-based revolvers.
Opportunities and Challenges
We believe that growth opportunities exist in the global orthopedics market as a result of favorable demographics in major markets and underserved needs for musculoskeletal care in certain emerging markets. As the baby boomer population ages and life expectancy increases, the elderly will represent a higher percentage of the overall population. Many conditions that require orthopedic surgery affect people in middle age or later in life which is expected to drive growth in procedural volumes. According to U.S. Census Bureau “2008 National Population Projections”, the U.S. population aged 55 to 74 is expected to grow at approximately two times the average rate of population growth from 58 million and 19% of the population in 2010 to 79 million and 21% of the population in 2030. According to 2012 Eurostat projections, the European population aged 55 to 74 is expected to grow at approximately five times the average rate of population growth from 107 million and 21% of the population in 2010 to 133 million and 26% of the population in 2030. The US, Europe, and Japan account for more the 80% of the global orthopedics marketplace; however less than 20% of the world's population of 7 billion people live in those geographic regions. We believe significant orthopedic opportunities exist outside of these three geographic markets as most of the people will need musculoskeletal care throughout their lives, which is expected to result in growth in these emerging markets.

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current adverse conditions in the global economy, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us.
In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which has impacted our results of operations and cash flows following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion of government's role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, results of operations and cash flows, possibly materially.
Outside the United States, reimbursement systems vary significantly from country to country. If adequate levels of reimbursement from third-party payors outside the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada and some European and Asian countries, have decreased reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates, which can decrease pricing and procedural volume.
Seasonality
Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months, particularly in European countries, and the winter holiday season.

Results of Operations
For the Year Ended May 31, 2013 Compared to the Year Ended May 31, 2012

(in millions, except percentages)	Year Ended May 31, 2013	Percentage of Net Sales	Year Ended May 31, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$3,052.9	100.0%	$2,838.1	100.0%	7.6%
Cost of sales	996.5	32.6	894.4	31.5	11.4
Gross profit	2,056.4	67.4	1,943.7	68.5	5.8
Selling, general and administrative expense	1,189.4	39.0	1,053.3	37.1	12.9
Research and development expense	150.3	4.9	126.8	4.5	18.5
Amortization	313.8	10.3	327.2	11.5	(4.1)
Goodwill & intangible assets impairment charge	567.4	18.6	529.8	18.7	*
Operating loss	(164.5)	(5.4)	(93.4)	(3.3)	*
Interest expense	398.8	13.1	479.8	16.9	(16.9)
Other (income) expense	177.8	5.8	17.6	0.6	*
Other expense, net	576.6	18.9	497.4	17.5	*
Loss before income taxes	(741.1)	(24.3)	(590.8)	(20.8)	*
Benefit from income taxes	(117.7)	(3.9)	(132.0)	(4.6)	*
Net loss	$(623.4)	(20.4)%	$(458.8)	(16.2)%	*

Adjusted net income(1)	$368.0	12.1%	$251.8	8.9%	46.1%
Adjusted EBITDA(1)	$1,077.3	35.3%	$1,031.1	36.3%	4.5%

(1)    See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP financial measures.

*	The percentage change is not as meaningful as the change in the dollar value.
Sales
Net sales were $3,052.9 million for the year ended May 31, 2013, and $2,838.1 million for the year ended May 31, 2012. The following tables provide net sales by geography and product category:
Geography Sales Summary

(in millions, except percentages)	Year Ended May 31, 2013	Percentage of Net Sales	Year Ended May 31, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,862.2	61.0%	$1,713.3	60.4%	8.7%
Europe	710.2	23.3	702.7	24.8	1.1
International(1)	480.5	15.7	422.1	14.8	13.8
Total	$3,052.9	100.0%	$2,838.1	100.0%	7.6%

(1)    International primarily includes Canada, South America, Mexico, and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Year Ended May 31, 2013	Percentage of Net Sales	Year Ended May 31, 2012(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$1,696.3	55.6%	$1,698.8	59.9%	(0.1)%
Sports, Extremities, Trauma (S.E.T.)	600.1	19.7	361.6	12.7	66.0
Spinal & Bone Healing	291.3	9.5	306.8	10.8	(5.1)
Dental	257.0	8.4	267.7	9.4	(4.0)
Other	208.2	6.8	203.2	7.2	2.5
Total	$3,052.9	100.0%	$2,838.1	100.0%	7.6%

(1)     New product categories were adopted in order to more closely represent the way we report sales and market products. Certain amounts have been reclassified to conform to the current presentation.
Large Joint Reconstructive
Worldwide net sales of large joint reconstructive products for the year ended May 31, 2013 were $1,696.3 million, or 55.6% of net sales, a decrease of 0.1% compared to net sales of $1,698.8 million, or 59.9% of net sales, during the year ended May 31, 2012.
Knee product sales decreased 0.2% worldwide, increased 0.6% in the United States and increased 5.9% in International during the year ended May 31, 2013, compared to the year ended May 31, 2012. Unfavorable foreign currency translation negatively impacted our knee sales. Key products during the year ended May 31, 2013 included our Vanguard® SSK 360 Revision System, the Signature™ Personalized Patient Care System, E1® Vitamin E infused bearings and the OSS™ (Orthopaedic Salvage System). Procedure volume and favorable product mix during the year was partially offset by low single digit price declines.
Hip product sales were flat worldwide, increased 1.8% in the United States and increased 5.7% in International during the year ended May 31, 2013, compared to the year ended May 31, 2012. Unfavorable foreign currency translation negatively impacted our hip sales. We continued to see strong market demand for our Arcos® Modular Femoral Revision System and our new Taperloc® Complete Hip Stem during the year ended May 31, 2013. In addition, the Microplasty® version of the Taperloc® Complete Hip Stem and the GTS (Global Tissue Sparing) short stem received strong market acceptance. Key acetabular products included the Ringloc®+ cup, E1® and ArCom XL® bearings, as well as our Active Articulation™ Systems that are available with E1® or ArCom XL® liners. Procedure volume and favorable product mix during the year was partially offset by low single digit price declines.
Sales of bone cement and other reconstructive products decreased 0.3% worldwide and increased 2.1% in the United States during the year ended May 31, 2013, compared to the year ended May 31, 2012. Demand for our Cobalt™ MV (Medium Viscosity) and HV (High Viscosity) cements with Gentamicin contributed to our sales in this category. The Optipac® Pre-Packed Cement Mixing System continued to be well received in the European market during the year ended May 31, 2013. Demand for our StageOne™ Knee and Modular Hip Cement Spacer Molds continued to increase.
S.E.T.
Worldwide net sales of S.E.T. products for the year ended May 31, 2013 were $600.1 million, or 19.7% of net sales, representing a 66.0% increase compared to net sales of $361.6 million, or 12.7% of net sales, during the year ended May 31, 2012. S.E.T. sales, excluding the Trauma Acquisition, increased 9.1% worldwide and 11.8% in the U.S. Trauma Acquisition sales of $205.6 million were excluded in order to provide period-over-period comparability.
Sports medicine sales increased 6.0% worldwide and decreased 0.1% in the United States during the year ended May 31, 2013, compared to the year ended May 31, 2012. The sales increase was primarily driven by strong demand for our JuggerKnot™ brand, which includes soft anchors to repair soft tissue in the shoulder, hand and wrist, and foot and ankle. Additional key products contributing to the sales growth were the TunneLoc® Tibial Fixation Device and the ToggleLoc™ Femoral Fixation Device with and without ZipLoop™ Technology. The sales increase was partially offset due to competitive pressures caused by the introduction of new products that compete with our soft anchor technology.
Extremity product sales increased 18.9% worldwide and 26.7% in the United States during the year ended May 31, 2013, compared to the year ended May 31, 2012. The increase was primarily driven by strong market demand for our Comprehensive® product lines including our Primary, Reverse, Fracture and S.R.S. (Segmental Revision System) Shoulder Systems.
Trauma product sales increased 252.3% worldwide and 243.5% in the United States, during the year ended May 31, 2013, compared to the year ended May 31, 2012, driven by $205.6 million of sales related to the Trauma Acquisition. Trauma sales, excluding the Trauma Acquisition, decreased 3.7% worldwide and 0.2% in the U.S. Key products acquired as a result of the Trauma Acquisition include the DVR® Anatomic Volar Plating Systems, the A.L.P.S.™ Plating Systems, and the AFFIXUS® Hip Fracture Nails.
Spine & Bone Healing
Worldwide net sales of spine & bone healing products for the year ended May 31, 2013 were $291.3 million, or 9.5% of net sales, representing a 5.1% decrease compared to net sales of $306.8 million, or 10.8% of net sales, for the year ended May 31, 2012. Spine & Bone Healing sales decreased during the year primarily due to the divestiture of our bracing business, mid-single-digit price erosion, soft volumes due to the general economy, a challenging reimbursement environment for some fusion procedures and the presence of physician-owned distributorships. The sales decrease was partially offset by increased royalty revenue.
Spine product sales increased 0.7% worldwide and 1.4% in the United States during the year ended May 31, 2013, compared to the year ended May 31, 2012. Price declines in spine hardware continued to be in the mid-single digit range. Spine product sales increased during the year primarily due to increased royalty revenue. New products and services that contributed to sales during the year ended May 31, 2013, included the Lineum® Posterior Occipital-Cervical-Thoracic (OCT) System that features a proprietary translating thoracic pedicle screw; PlatFORM™ CM, an all natural, osteoconductive material; and Cellentra™ VCBM (Viable Cell Bone Matrix), an allogenic bone graft substitute.
Sales of bone healing products decreased 21.2% worldwide and 21.3% in the United States during the year ended May 31, 2013, compared to the year ended May 31, 2012. The primary driver of the decrease was the divestiture of our bracing business, as well as declines in our non-invasive stimulation business due primarily to challenging end-user market conditions.
Dental
Worldwide net sales of dental products for the year ended May 31, 2013 were $257.0 million, or 8.4% of net sales, representing a 4.0% decrease compared to net sales of $267.7 million, or 9.4% of net sales, during the year ended May 31, 2012. Unfavorable foreign currency translation impacted our dental sales by $5.4 million. Dental sales in the U.S. increased 4.1% during the year ended May 31, 2013. While the U.S. dental market has been stronger than the market in Europe, there was continued softness worldwide as challenging economic conditions persisted. Dental sales were negatively impacted by unfavorable media reports in Japan related to the dental implant industry.
Other
Worldwide net sales of other products for the year ended May 31, 2013 were $208.2 million, or 6.8% of net sales, representing a 2.5% increase compared to net sales of $203.2 million, or 7.2% of net sales, during the year ended May 31, 2012. Our microfixation product sales continued to be strong, driven by continued market acceptance of the iQ® Intelligent Delivery System, the TraumaOne™ Plating System and the SternaLock® Blu Primary Closure System, as well as the Pectus Bar product line. Our microfixation sales growth was partially offset by a decrease in sales of autologous therapies.
Gross Profit
Gross profit for the year ended May 31, 2013 increased to $2,056.4 million as compared to gross profit for the year ended May 31, 2012 of $1,943.7 million, or 67.4% and 68.5% of net sales, respectively. Gross profit as a percentage of net sales increased 0.2% due to lower manufacturing costs resulting from improvements in our global plant network and improved geographic sales mix partially offset by lower selling prices. Gross profit as a percentage of net sales decreased 1.3% due to increased litigation settlements and reserves and product rationalization charges in our global spine and trauma product lines. Product rationalization is related to more focused product offerings for spine through innovative product development and to product redundancies related to the Trauma Acquisition.
Selling, General and Administrative Expense
Selling, general & administrative expense during the year ended May 31, 2013 and May 31, 2012 was $1,189.4 million and $1,053.3 million, respectively, or 39.0% and 37.1% of net sales, respectively. Expense as a percentage of net sales increased by 1.0% due to investments in our sales force related to the Trauma Acquisition and direct-to-consumer marketing campaign and increased bad debt expense primarily outside of the United States. Expense also increased as a percentage of net sales by 0.9% related to stock-based compensation expense, litigation and other legal fees, and costs related to the Trauma Acquisition. See “Note 12 — Share-based Compensation and Stock Plans” to the consolidated financial statements contained in Part II, Item 8 of this report, for discussion of modifications contributing to increased stock-based compensation expense. Prior year litigation and other legal fees benefited from a legal settlement related to the Heraeus litigation.
Research and Development Expense
Research and development expense during the year ended May 31, 2013 and May 31, 2012 was $150.3 million and $126.8 million, respectively, or 4.9% and 4.5% of net sales, respectively. Research and development increased as a percentage of net sales by 0.3% due to investments in both our core business, including the Trauma Acquisition within S.E.T., as well as targeted emerging technologies. Expense also increased as a percentage of net sales by 0.1% due to stock-based compensation expense.
Amortization
Amortization expense for the year ended May 31, 2013 was $313.8 million, or 10.3% of net sales, compared to $327.2 million for the year ended May 31, 2012, or 11.5% of net sales. This decrease was primarily due to intangible asset impairment charges taken during both fiscal years 2013 and 2012 as described below.
Goodwill and Intangible Assets Impairment Charge
During fiscal year 2013, we recorded a $567.4 million goodwill and definite and indefinite-lived intangible assets impairment charge related to our dental reconstructive and Europe reporting units, primarily due to the impact of continued austerity measures on procedural volumes and pricing in certain European countries for our Europe reporting unit and declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends for our dental reconstructive reporting unit. During the fourth quarter of fiscal 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible assets impairment charge primarily related to our spine & bone healing and dental reconstructive reporting units, due primarily to evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from changes in product mix in our dental reconstructive reporting unit and growth rate declines as compared to the original purchase accounting assumptions at the time of the Merger for our spine & bone healing reporting unit.
Interest Expense
Interest expense was $398.8 million for the year ended May 31, 2013, compared to interest expense of $479.8 million for the year ended May 31, 2012. The decrease in interest expense was primarily due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013.
Other (Income) Expense
Other (income) expense was expense of $177.8 million for the year ended May 31, 2013, compared to expense of $17.6 million for the year ended May 31, 2012. The expense for the year ended May 31, 2013 is primarily composed of the loss on retirement of bonds of $155.2 million and the write off of deferred financing fees related to the tender/retirement of the senior notes due 2017 of $17.1 million, while the year ended May 31, 2012 included an other-than-temporary impairment loss related to the Greek bonds.

Benefit from Income Taxes
The effective income tax rate was 15.9% for the year ended May 31, 2013 compared to 22.3% for the year ended May 31, 2012. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits have to be earned and taxed. The effective tax rate was also impacted by non-deductible goodwill impairment. In fiscal years ended May 31, 2013 and 2012, $474.4 million and $291.9 million of goodwill impairment charges, respectively, were treated as non-deductible permanent differences and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. The effective tax rate for the year ended May 31, 2013 was decreased due to increases in valuation allowances relating to foreign net operating loss carryforwards, increases in the company's state effective tax rate and an increase in liabilities for uncertain tax benefits, offset by reductions related to changes in assumptions regarding the permanent reinvestment of earnings of foreign operations and the reduction in United Kingdom tax rates. The May 31, 2012 effective tax rate decreased due to income inclusions related to U.S. anti-deferral provisions and updated assertions regarding the permanent reinvestment of earnings of foreign operations, offset by settlements relating to uncertain tax benefits and changes in statutory tax rates (particularly in the United Kingdom).
Non-GAAP Financial Measures(1)
Adjusted Net Income
Adjusted Net Income increased to $368.0 million for the year ended May 31, 2013 compared to $251.8 million for the year ended May 31, 2012, or 12.1% and 8.9% of net sales, respectively. The $116.2 million improvement in adjusted net income was driven by an increase of $32.8 million in operating income. On a percentage of sales basis, adjusted net income was impacted unfavorably by 1.1% as a result of higher selling, general & administrative and research and development expense. Interest expense was lower by $81.0 million or 3.8% of net sales due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities. The effective tax rate attributable to Adjusted Net Income decreased to 24.0% for the year ended May 31, 2013 from 28.0% for the year ended May 31, 2012. The effective tax rate decreased as a result of the impact of supply chain improvements on the mix of various jurisdictions in which profits were earned and taxed.
Adjusted EBITDA
Adjusted EBITDA increased to $1,077.3 million for the year ended May 31, 2013 compared to $1,031.1 million for the year ended May 31, 2012, or 36.3% and 37.0% of net sales, respectively. Gross profit increased Adjusted EBITDA as a percentage of net sales by 0.2% due to impacts of lower manufacturing costs resulting from improvements in our global plant network and improved geographic sales mix partially offset by lower selling prices. Selling, general & administrative expense decreased Adjusted EBITDA as a percentage of net sales by 1.0% due to investments in our sales force related to the Trauma Acquisition and direct-to-consumer marketing campaign and increased bad debt expense primarily outside of the United States. Research and development expense decreased Adjusted EBITDA as a percentage of net sales by 0.3% due to investments in both our core business, including the Trauma Acquisition within S.E.T., as well as targeted emerging technologies.

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP financial measures.

For the Year Ended May 31, 2012 Compared to the Year Ended May 31, 2011

(in millions, except percentages)	Year Ended May 31, 2012	Percentage of Net Sales	Year Ended May 31, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$2,838.1	100.0%	$2,732.2	100.0%	3.9%
Cost of sales	894.4	31.5	838.7	30.7	6.6
Gross profit	1,943.7	68.5	1,893.5	69.3	2.7
Selling, general and administrative expense	1,053.3	37.1	1,041.7	38.1	1.1
Research and development expense	126.8	4.5	119.4	4.4	6.2
Amortization	327.2	11.5	367.9	13.5	(11.1)
Goodwill & intangible assets impairment charge	529.8	18.7	941.4	34.5	*
Operating loss	(93.4)	(3.3)	(576.9)	(21.1)	*
Interest expense	479.8	16.9	498.9	18.3	(3.8)
Other (income) expense	17.6	0.6	(11.2)	(0.4)	*
Other expense, net	497.4	17.5	487.7	17.9	2.0
Loss before income taxes	(590.8)	(20.8)	(1,064.6)	(39.0)	*
Benefit from income taxes	(132.0)	(4.6)	(214.8)	(7.9)	*
Net loss	$(458.8)	(16.2)%	$(849.8)	(31.1)%	*

Adjusted net income(1)	$251.8	8.9%	$205.2	7.5%	22.7%
Adjusted EBITDA(1)	$1,031.1	36.3%	$1,010.4	37.0%	2.0%

(1)    See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP financial measures.

*	The percentage change is not as meaningful as the change in the dollar value.
Sales
Net sales were $2,838.1 million for the year ended May 31, 2012, and $2,732.2 million for the year ended May 31, 2011. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Year Ended May 31, 2012	Percentage of Net Sales	Year Ended May 31, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,713.3	60.4%	$1,659.2	60.7%	3.3%
Europe	702.7	24.8	697.8	25.5	0.7
International(1)	422.1	14.8	375.2	13.8	12.5
Total	$2,838.1	100.0%	$2,732.2	100.0%	3.9%

(1)    International primarily includes Canada, South America, Mexico, and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Year Ended May 31, 2012(1)	Percentage of Net Sales	Year Ended May 31, 2011(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$1,698.8	59.9%	$1,630.6	59.7%	4.2%
Sports, Extremities, Trauma (S.E.T.)	361.6	12.7	319.8	11.7	13.1
Spinal & Bone Healing	306.8	10.8	319.9	11.7	(4.1)
Dental	267.7	9.4	269.5	9.9	(0.7)
Other	203.2	7.2	192.4	7.0	5.6
Total	$2,838.1	100.0%	$2,732.2	100.0%	3.9%

(1)     New product categories were adopted in order to more closely represent the way we report sales and market products. Certain amounts have been reclassified to conform to the current presentation.
Large Joint Reconstructive
Net sales of large joint reconstructive products for the year ended May 31, 2012 were $1,698.8 million, or 59.9% of net sales, representing a 4.2% increase compared to net sales of $1,630.6 million, or 59.7% of net sales, during the year ended May 31, 2011.
Knee product sales increased 3.0% worldwide and increased 0.9% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011. The worldwide knee sales growth was primarily due to increased sales in Europe and our International countries. Europe knee sales increased primarily due to sales growth of primary and revision components of our Vanguard® Knee, as well as demand for the Orthopaedic Salvage System. Knee sales grew in our International countries principally from increased demand for our Vanguard® Complete Knee System. Worldwide knee sales growth was partially offset by decreased partial knee sales. We believe partial knee sales have declined due to macroeconomic conditions impacting patients and competitive activities with partial knee product offerings in the market place the last several years.
Hip product sales increased 5.9% worldwide and 6.4% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011. We believe the sales increase was primarily driven by the strong market acceptance of the new Arcos® Modular Femoral Revision System, our Taperloc® Complete Hip Stem, E1® Antioxidant Infused Acetabular Liners and the new Active Articulation™ E1® Hip System. Our worldwide hip sales growth was impacted by the industry-wide erosion of metal-on-metal hip sales.
Sales of bone cement and other reconstructive products increased 4.9% worldwide and 8.3% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011. Sales of Cobalt™ Bone Cement with Gentamicin, the Optipac™ Pre-packed Vacuum Mixing System (not available in the U.S.) and our StageOne™ Hip and Knee Cement Spacer Molds, particularly the StageOne™ Select Modular Hip Spacer Molds, contributed to our sales growth in the bone cement and other reconstructive product category.
S.E.T.
Worldwide net sales of S.E.T. products for the year ended May 31, 2012 were $361.6 million, or 12.7% of net sales, representing a 13.1% increase compared to net sales of $319.8 million, or 11.7% of net sales, during the year ended May 31, 2011.
Sports medicine sales increased 18.4% worldwide, with a 12.3% sales increase in the United States, during the year ended May 31, 2012, compared to the year ended May 31, 2011. The primary contributor of sales growth was the JuggerKnot™ Soft Anchor due to increased volumes from strong market acceptance. During the fourth fiscal quarter, we completed the commercial launch of the JuggerKnot™ Short Soft Anchor used for foot and ankle repair, which also contributed to the growth.
Extremity product sales increased 18.1% worldwide and 21.6% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong sales growth for the extremity product category. During the fourth fiscal quarter we launched a couple of line extensions, including a small base plate for the reverse shoulder and E1® bearings which contributed to our extremity sales.

Trauma product sales decreased 2.0% worldwide, with a 3.8% sales decrease in the United States, during the year ended May 31, 2012, compared to the year ended May 31, 2011. External fixation sales declined due to a continued market shift from external fixation to internal fixation products and competitive pressures, partially offset by increased internal fixation sales. The increased internal fixation sales were primarily due to sales growth for the OptiLock® VL Distal Radius Plating System, the OptiLock® Humeral Plating System, and the Phoenix™ Ankle Arthrodesis Nail System.
Spine & Bone Healing
Worldwide net sales of spine & bone healing products for the year ended May 31, 2012 were $306.8 million, or 10.8% of net sales, representing a 4.1% decrease compared to net sales of $319.9 million, or 11.7% of net sales, for the year ended May 31, 2011. We believe the spine market continued to be affected by mid-single-digit price erosion, soft volumes due to the general economy, a challenging reimbursement environment for some fusion procedures, and a trend toward physician-owned distributorships.
Spine product sales decreased 2.8% worldwide and 3.3% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011.
Sales of bone healing products decreased 7.7% worldwide and 7.6% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011.
Dental
Worldwide net sales of dental products for the year ended May 31, 2012 were $267.7 million, or 9.4% of net sales, representing a 0.7% decrease compared to net sales of $269.5 million, or 9.9% of net sales, during the year ended May 31, 2011. The decreased dental sales were primarily due to weakness in the European market due to the economic uncertainty in the regions where we currently have the largest market share, which were partially offset by sales growth in the U.S. driven, in part, by increased average selling prices.
Other
Worldwide net sales of other products for the year ended May 31, 2012 were $203.2 million, or 7.2% of net sales, representing a 5.6% increase compared to net sales of $192.4 million, or 7.0% of net sales, during the year ended May 31, 2011. Our microfixation product sales increased both worldwide and in the United States during fiscal year 2012, and were partially offset by a decrease in sales of autologous therapies.
Gross Profit
Gross profit for the year ended May 31, 2012 increased to $1,943.7 million, compared to gross profit for the year ended May 31, 2011 of $1,893.5 million, or 68.5% and 69.3% of net sales, respectively. Gross profit as a percentage of net sales decreased primarily as a result of a decrease in average selling prices and unfavorable manufacturing variances due to lower production volumes.
Selling, General and Administrative Expense
Selling, general and administrative expense for the year ended May 31, 2012 and May 31, 2011 was $1,053.3 million and $1,041.7 million, respectively, or 37.1% and 38.1% of net sales, respectively. The expense increased during the year ended May 31, 2012 primarily due to our ability to leverage costs, operational restructuring and costs related to settlement of the FCPA investigation as compared to the year ended May 31, 2011, which were partially offset by a legal settlement related to the Heraeus litigation.
Research and Development Expense
Research and development expense during the year ended May 31, 2012 and May 31, 2011 was $126.8 million and $119.4 million, respectively, or 4.5% and 4.4% of net sales, respectively. The slight increase in research and development expense for the year ended May 31, 2012 primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Our principal research and development efforts relate to primary and revision large joint reconstructive devices, S.E.T. products, spinal products, dental products, resorbable technologies, biomaterial products and autologous therapies.

Amortization
Amortization expense for the year ended May 31, 2012 was $327.2 million, or 11.5% of net sales, compared to $367.9 million for the year ended May 31, 2011, or 13.5% of net sales. This decrease was primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2012 related to our spine & bone healing and dental reconstructive reporting units and the intangible asset impairment charge taken in the fourth quarter of fiscal 2011 related to our Europe business, both described below.
Goodwill and Intangible Assets Impairment Charge
During the fourth quarter of fiscal 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible assets impairment charge primarily related to our spine & bone healing and dental reconstructive reporting units, due primarily to evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from changes in product mix in our dental reconstructive reporting unit and growth rate declines as compared to the original purchase accounting assumptions at the time of the Merger for our spine & bone healing reporting unit. During the fourth quarter of fiscal 2011, we recorded a $941.4 million goodwill and definite and indefinite-lived intangible assets impairment charge primarily related to our Europe business due to the continued market slowdown in Europe relative to our original purchase accounting assumptions at the time of the Merger due to the continued financial and credit challenges in some European countries, which continue to impact our sales growth.
Interest Expense
Interest expense was $479.8 million for the year ended May 31, 2012, compared to interest expense of $498.9 million for the year ended May 31, 2011. The change in interest expense was primarily due to a lower average interest rate on our term loan facilities as our interest rate swaps continue to mature, moving more of our term loan facilities from fixed to floating rate debt.
Other (Income) Expense
Other (income) expense was expense of $17.6 million for the year ended May 31, 2012, compared to income of $11.2 million for the year ended May 31, 2011. The decrease is primarily due to an other-than-temporary impairment that was recorded on the Greek bonds of $20.1 million for the year ended May 31, 2012 and $7.1 million of expense was due to revaluation of our foreign cash accounts.
Benefit from Income Taxes
The effective income tax rate was 22.3% for the year ended May 31, 2012 compared to 20.2% for the year ended May 31, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits have to be earned and taxed. The effective tax rate was also impacted by non-deductible goodwill impairment. In fiscal 2012 and fiscal 2011, $291.9 million and $422.8 million of goodwill impairment charges, respectively, were treated as non-deductible permanent differences and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. Other items impacting the effective tax rate for the year ended May 31, 2012 include decreases due to income inclusions related to U.S. anti-deferral provisions and updated assertions regarding the permanent reinvestment of earnings of foreign operations, offset by settlements relating to uncertain tax benefits and changes in statutory tax rates (particularly in the United Kingdom). The May 31, 2011 effective tax rate was decreased due to an increase in valuation allowance relating to state and foreign net operating loss carryforwards and an increase in liabilities for uncertain tax benefits, offset by reductions to the company’s state effective tax rate (primarily due to New Jersey’s change to single-sales factor) as well as the reduction in United Kingdom corporate tax rates.
Non-GAAP Financial Measures(1)
Adjusted Net Income
Adjusted Net Income increased to $251.8 million for the year ended May 31, 2012 compared to $205.2 million for the year ended May 31, 2011, or 8.9% and 7.5% of net sales, respectively. The $46.6 million improvement in adjusted net income was impacted favorably by $19.5 million of additional operating income. On a percentage of net sales basis, adjusted net income was unfavorably impacted by lower gross profit partially offset by lower selling, general & administrative and research and development expense. Interest expense was lower by $19.1 million or .7% of net sales due to a lower average interest rate on our term loan facilities as our interest rate swaps continue to mature, moving more of our term loan facilities from fixed to floating rate debt. The effective tax rate attributable to Adjusted Net Income decreased to 28.0% for the year ended May 31, 2012 from 41.4% for the year ended May 31, 2011. The effective tax rate decreased as a result of the impact of supply chain improvements on the mix of various jurisdictions in which profits were earned and taxed.
Adjusted EBITDA
Adjusted EBITDA increased to $1,031.1 million for the year ended May 31, 2012 compared to $1,010.4 million for the year ended May 31, 2011, or 36.3% and 37.0% of net sales, respectively. Gross profit decreased Adjusted EBITDA as a percentage of net sales primarily as a result of a decrease in average selling prices and unfavorable manufacturing variances due to lower production volumes. Selling, general & administrative expense increased Adjusted EBITDA as a percentage of net sales due to our ability to leverage costs and due to lower costs. A slight increase in research and development expense decreased Adjusted EBITDA as a percentage of net sales.

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP financial measures.

Liquidity and Capital Resources
For the Years Ended May 31, 2013, 2012 and 2011
The following is a summary of the cash flows by activity for the years ended May 31, 2013, 2012 and 2011:

(in millions)	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Net cash from (used in):
Operating activities	$468.5	$377.3	$380.1
Investing activities	(488.6)	(144.0)	(205.0)
Financing activities	(134.7)	(38.1)	(51.4)
Effect of exchange rate changes on cash	18.0	(30.6)	15.0
Change in cash and cash equivalents	$(136.8)	$164.6	$138.7
Our cash and cash equivalents were $355.6 million as of May 31, 2013 compared to $492.4 million as of May 31, 2012. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $320.3 million as of May 31, 2013. If we were to repatriate this cash back to the United States, additional tax of up to 35.0%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.
Operating Cash Flows
Net cash provided by operating activities was $468.5 million for the year ended May 31, 2013, compared to cash flows provided of $377.3 million for the year ended May 31, 2012. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. The increase in cash provided by operating activities of $91.2 million was primarily due to cash interest savings due to our refinancing activities.
Net cash provided by operating activities was $377.3 million for the year ended May 31, 2012, compared to cash flows provided of $380.1 million for the year ended May 31, 2011. The decrease in cash provided by operating activities of $2.8 million was primarily due to an increase in cash paid for taxes due to net operating losses being fully utilized in the United States and an increase in accounts receivable due to increased sales with an increase in days sales outstanding, which was offset by favorability in inventory and accounts payable.
Investing Cash Flows
Net cash used in investing activities was $488.6 million for the year ended May 31, 2013 and $144.0 million for the year ended May 31, 2012. The investing cash flow decrease was primarily due to the Trauma Acquisition purchase price of $280.0 million and an increase in capital expenditures of $24.7 million during the year ended May 31, 2013, as compared to the year ended May 31, 2012. Additionally, during the year ended May 31, 2012 we received proceeds from the sales/maturities of investments of $42.0 million primarily related to the sale of a time deposit.

Net cash used in investing activities was $144.0 million for the year ended May 31, 2012 and $205.0 million for the year ended May 31, 2011. The decrease in cash used in investing activities year-over-year was primarily related to the investment in time deposits. During the fiscal year ended May 31, 2011 we invested in $78.7 million in time deposits and received proceeds of $44.3 million also related to the time deposits. During the fiscal year ended May 31, 2012 we received $33.4 million in proceeds related to the time deposits, but did not make any additional investments.
Financing Cash Flows
Net cash used in financing activities was $134.7 million for the year ended May 31, 2013, compared to $38.1 million for the year ended May 31, 2012. The difference was primarily related to the refinancing activities. We received proceeds of $3,396.2 million related to the offerings of our 6.500% senior notes due 2020 and 6.500% senior subordinated notes due 2020 and term loans and tendered or retired $3,423.0 million of senior notes due 2017 and term loans. Additionally, we incurred $79.0 million of fees related to the refinancing activities.
Net cash used in financing activities was $38.1 million for the year ended May 31, 2012, compared to $51.4 million for the year ended May 31, 2011. The decrease in cash used in financing activities year-over-year was primarily related to a discretionary repurchase of $10.0 million par value of senior cash pay notes for $11.2 million in the fiscal year ended May 31, 2011.
Balance Sheet Metrics
Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns for the fiscal years ended May 31, 2013 and 2012.

	May 31, 2013	May 31, 2012

Days Sales Outstanding(1)	61.2	62.5
Inventory Turns (2)	1.71	1.59

(1)	DSO is calculated by dividing the year-over-year average accounts receivable balance by the last twelve months net sales multiplied by 365 days.

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.
We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The decrease in DSOs is due primarily driven by a successful repayment program in Spain and increased emphasis on faster collections in our shared services center. We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns improved at May 31, 2013 due to certain product rationalization efforts. These measures may not be computed the same as similarly titled measures used by other companies.

Non-GAAP Disclosures
We use certain non-GAAP financial measures to evaluate our performance using information that differs from what is required under GAAP. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP.

Special Items
For the Years Ended May 31, 2013, 2012 and 2011

	Year Ended May 31, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Goodwill and intangible assets impairment charge	Other (income) expense	Total
Purchase accounting(1)	$3.1	$—	$—	$299.6	$—	$—	$302.7
Stock-based compensation(2)	2.4	31.2	6.0	—	—	—	39.6
Certain litigation(3)	42.9	15.0	—	—	—	—	57.9
Trauma Acquisition(4)	2.9	9.3	—	—	—	—	12.2
Operational restructuring(5)	19.6	10.0	1.1	—	—	—	30.7
Product rationalization(6)	23.1	—	—	—	—	—	23.1
Sponsor fee(7)	—	11.0	—	—	—	—	11.0
Asset impairment(8)	—	—	—	—	567.4	—	567.4
Special items, from operations	$94.0	$76.5	$7.1	$299.6	$567.4	$—	$1,044.6
Loss on extinguishment of debt(9)	—	—	—	—	—	171.1	171.1
Other(10)	—	—	—	—	—	9.6	9.6
Special items, pre-tax	$94.0	$76.5	$7.1	$299.6	$567.4	$180.7	$1,225.3
Tax effect	—	—	—	—	—	—	233.9
Special items, after tax	$94.0	$76.5	$7.1	$299.6	$567.4	$180.7	$991.4

	Year Ended May 31, 2012
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Goodwill and intangible assets impairment charge	Total
Purchase accounting(1)	$10.8	$—	$—	$314.8	$—	$325.6
Stock-based compensation(2)	0.8	13.2	2.0	—	—	16.0
Certain litigation(3)	3.3	5.3	—	—	—	8.6
Trauma Acquisition(4)	0.2	4.4	—	—	—	4.6
Operational restructuring(5)	33.0	12.6	0.2	—	—	45.8
Sponsor fee(7)	—	10.3	—	—	—	10.3
Asset impairment8)	—	—	—	—	529.8	529.8
Special items, pre-tax	$48.1	$45.8	$2.2	$314.8	$529.8	$940.7
Tax effect	—	—	—	—	—	230.1
Special items, after tax	$48.1	$45.8	$2.2	$314.8	$529.8	$710.6

	Year Ended May 31, 2011
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Goodwill and intangible assets impairment charge	Total
Purchase accounting(1)	$17.8	$—	$—	$358.5	$—	$376.3
Stock-based compensation(2)	0.6	11.0	1.1	—	—	12.7
Certain litigation(3)	0.4	12.1	—	—	—	12.5
Operational restructuring(5)	31.9	27.6	2.1	—	—	61.6
Sponsor fee(7)	—	10.1	—	—	—	10.1
Asset impairment(8)	—	—	—	—	941.4	941.4
Special items, pre-tax	$50.7	$60.8	$3.2	$358.5	$941.4	$1,414.6
Tax effect	—	—	—	—	—	359.6
Special items, after tax	$50.7	$60.8	$3.2	$358.5	$941.4	$1,055.0

(1)
Purchase accounting amortization and depreciation that is related to the Merger or the Trauma Acquisition is excluded from non-GAAP financial measures. We further believe this information is useful to investors in that it provides period-over-period comparability.

(2)
Stock-based compensation expense is excluded from non-GAAP financial measures primarily because it is a non-cash expense. We believe that excluding this item is useful to investors in that it facilitates comparisons to competitors’ operating results.

(3)
Certain litigation, including expenses, settlements and adjustments to reserves during the year, that are not reflective of our ongoing operational performance are excluded from non-GAAP financial measures. We believe this information is useful to investors in that it provides period-over-period comparability.

(4)
We exclude acquisition-related expenses for the Trauma Acquisition from non-GAAP financial measures that are not reflective of our ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.

(5)
Operational restructuring charges relate principally to employee severance, facility consolidation costs and building impairments resulting from the closure of facilities. Operational restructuring charges include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. Operational restructuring also includes consulting expenses related to operational initiatives and other related costs. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(6)
Product rationalization charges that are not reflective of our ongoing operational performance are excluded from non-GAAP financial measures. We further believe this information is useful to investors in that it provides period-over-period comparability.

(7)
Upon completion of the Merger, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of our annual Adjusted EBITDA (as defined by our credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of ongoing operating results and they are not used by management to assess ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.

(8)
Asset impairment non-cash charges are excluded from non-GAAP financial measures because it is not reflective of our ongoing operational performance or liquidity. During fiscal 2013, we recorded a $567.4 million goodwill and definite and indefinite-lived intangible asset impairment charge associated with our dental reconstructive and Europe reporting units. Also, during fiscal 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our dental reconstructive and spine & bone healing reporting units. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(9)
Loss on extinguishment of debt charges include write off of deferred financing fees, dealer manager fees and tender/call premium on retirement of bonds. We exclude these charges from non-GAAP measures because they are not reflective of our ongoing operational performance or liquidity. We further believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(10)
Other includes the loss on the divestiture of our bracing business. We exclude these charges from non-GAAP measures because they are not reflective of our ongoing operational performance or liquidity. We further believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

Adjusted Net Income and Adjusted EBITDA
We use Adjusted Net Income and Adjusted EBITDA, as defined by our credit agreement, among other measures, to evaluate the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period-over-period, including for incentive program purposes. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that in the case of Adjusted Net Income, is calculated based on reported net income adjusted for certain items as defined by our credit agreement further adjusted by the tax impact of these items. Adjusted EBITDA excludes certain income statement line items, such as interest, taxes, depreciation or amortization, other (income) expense and/or exclude certain expenses as defined by our credit agreement.
Our credit agreement definition excludes special items such as restructuring charges, non-cash impairment charges, integration and facilities opening costs or other business optimization expenses, new systems design and implementation costs, certain start-up costs and costs related to consolidation of facilities, certain non-cash charges, advisory fees paid to the private equity owners, certain severance charges, purchase accounting costs, stock-based compensation, litigation costs, acquisition costs, loss on extinguishment of debt, divestitures and other related charges.

For the Years Ended May 31, 2013, 2012 and 2011

	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Operating income (loss), as reported	$(164.5)	$(93.4)	$(576.9)
Special items, from operations	1,044.6	940.7	1,414.6
Depreciation and amortization from operations	197.2	183.8	172.7
Adjusted EBITDA	$1,077.3	$1,031.1	$1,010.4
For the Years Ended May 31, 2013, 2012 and 2011

	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Net loss, as reported	$(623.4)	$(458.8)	$(849.8)
Special items, after tax	991.4	710.6	1,055.0
Net income, as adjusted	$368.0	$251.8	$205.2
Senior Secured Leverage Ratio
The senior secured leverage ratio provides a measure of our financial ability to meet our debt service obligations. The ratio level determines the interest rate charged on our cash flow revolving credit facilities, and letters of credit fees. In addition to determining the current interest rate on our cash flow revolving credit facilities, the ratio is also used as a benchmark in our credit agreements to determine maximum levels of additional indebtedness we may incur. We believe the directional trend of this ratio provides valuable insight to understanding our operational performance and financial position with respect to our debt obligations.

For the Years Ended May 31, 2013, 2012 and 2011

(in millions, except ratios)	May 31, 2013	May 31, 2012	May 31, 2011
USD Term Loan B	$2,221.1	$2,234.7	$2,258.1
EUR Term Loan B	1,074.3	1,039.6	1,206.3
Consolidated Senior Secured Debt	3,295.4	3,274.3	3,464.4
Cash and Cash Equivalents(1)	355.6	492.4	360.9
Consolidated Senior Secured Debt Net of Cash and Cash Equivalents (1)	$2,939.8	$2,781.9	$3,103.5
LTM Adjusted EBITDA	$1,077.3	$1,031.1	$1,010.4
Senior Secured Leverage Ratio(2)	2.73	2.70	3.07

(1)	Cash and cash equivalents as defined by the credit agreement includes $33.1 million of time deposits at May 31, 2011.

(2)
Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt net of cash and cash equivalents, as defined by our credit agreement, divided by the total of the last twelve months, or “LTM,” Adjusted EBITDA.

The slight increase in the senior secured leverage ratio at May 31, 2013 as compared to May 31, 2012 is due to the Trauma Acquisition and the related decrease in our cash balance, partially offset by the increase in Adjusted EBITDA.
The decrease in the senior secured leverage ratio at May 31, 2012 as compared to May 31, 2011 is primarily due to the weakening of the euro against the U.S. dollar, debt service payments and an increased Adjusted EBITDA in fiscal year 2012.
Credit Facilities and Notes
Senior Secured Credit Facilities
On September 25, 2007, we entered into a credit agreement and related security and other agreements providing for (a) a $2,340.0 million U.S. dollar-denominated term loan facility and a €875.0 million (approximately $1,207.4 million at September 25, 2007) euro-denominated term loan facility and (b) $400.0 million cash flow revolving credit facilities with Bank of America, N.A. as administrative agent and collateral agent. We refer to our term loan facilities and our cash flow revolving credit facilities collectively as the “senior secured credit facilities.”
The credit agreement governing our senior secured credit facilities also contains certain customary affirmative covenants and events of default.
On August 2, 2012, we entered into an amendment and restatement agreement that amended our existing senior secured credit facilities. The amendment (i) extended the maturity of approximately $1,007.2 million of our U.S. dollar-denominated term loans and approximately €631.3 million of our euro-denominated term loans under the credit facility to July 25, 2017, (ii) refinanced and replaced the previous alternative currency revolving credit commitments under the credit facility with a new class of alternative currency revolving credit commitments in an aggregate amount of $165.0 million and (iii) refinanced and replaced the previous U.S. dollar revolving credit commitments under the credit facility with a new class of U.S. dollar-denominated revolving credit commitments in an aggregate amount of $165.0 million. The new revolving credit commitments will mature on April 25, 2017, except that, if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200.0 million, then such revolving credit commitments will mature on December 24, 2014.
The joinder agreement was entered into pursuant to our senior secured credit facilities. By entering into the joinder agreement, the joining lenders party thereto have agreed to extend the maturity of (i) approximately $392.7 million of Biomet’s U.S. dollar-denominated term loans and (ii) approximately €32.9 million of Biomet’s euro-denominated term loans, to July 25, 2017. The term loans extended pursuant to the joinder agreement are on terms identical to the terms loans that were extended pursuant to the prior Amendment. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans either pursuant to the August 2 amendment and restatement agreement or the subsequent joinder agreement will continue to mature on March 25, 2015.
In addition, on December 27, 2012, we completed a $730.0 million add-on to our extended U.S. dollar-denominated term loan. The proceeds from the add-on were used to refinance the non-extended U.S. dollar-denominated term B loan, which was net of fees associated with the add-on closing. The terms of the add-on are consistent with the terms in the August 2, 2012 amendment.
Our senior secured credit facilities contain a number of covenants that, among other things are subject to certain exceptions, will restrict our ability and the ability of our restricted subsidiaries to: (1) incur additional indebtedness; (2) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; (3) make investments, loans, advances and acquisitions; (4) create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; (5) engage in transactions with our affiliates; (6) sell assets, including capital stock of our subsidiaries; (7) consolidate or merge; (8) create liens; and (9) enter into sale and lease-back transactions. The credit agreement governing our senior secured credit facilities does not require us to comply with any financial ratio maintenance covenants. As of May 31, 2013, we were in compliance with our covenants and intend to maintain compliance.

Asset-based Revolving Credit Facility
On November 14, 2012, we entered into an asset-based credit agreement and related security and other agreements for a senior secured asset-based revolving credit facility with Bank of America, N.A., as administrative agent and collateral agent. The credit agreement provides senior secured financing of up to $500.0 million, subject to borrowing base limitations. Under the credit agreement there is (i) a U.S. subfacility in an aggregate principal amount of up to $400 million and (ii) a Dutch subfacility in an aggregate principal amount of up to the Euro equivalent of $100.0 million. We and our wholly-owned domestic subsidiaries are the borrowers under the U.S. subfacility and Biomet GSCC, a Dutch subsidiary, is the borrower under the Dutch subfacility.
The U.S. borrowing base at any time will equal the sum of 85% of eligible accounts receivable and 85% of the net orderly liquidation value of eligible inventory (not to exceed 65% of the borrowing base), less certain reserves and subject to certain limitations on eligible consignment inventory and accounts receivable owed by non-U.S. persons. The asset-based credit agreement includes a $100 million U.S. sublimit for letters of credit under the U.S. subfacility and the euro equivalent of $25.0 million sublimit for letters of credit under the Dutch subfacility. Under the U.S. subfacility there is also a swingline sublimit for same-day borrowings of up to the lesser of (i) $50.0 million and (ii) the aggregate principal amount of the commitments under the U.S. sub-facility. At the closing of the transactions, we borrowed approximately $80.0 million under the U.S. subfacility to repay obligations under our existing asset-based credit agreement entered into on September 25, 2007. As of May 31, 2013 there were no borrowings outstanding under our asset-based credit facility.
Borrowings under the asset-based credit agreement bear interest at a rate per annum dependent upon the average availability of the applicable subfacility as set forth in the following pricing grid:

Average Availability	Adjusted Eurocurrency Rate for Loans and Letter of Credit Fees	Base Rate
≥66 2/3%	1.75%	0.75%
<66 2/3% but ≥ 33 1/3%	2.00%	1.00%
<33 1/3%	2.25%	1.25%

In addition, the we are required to pay a commitment fee of (i) 0.25% per annum if the amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the senior secured asset-based revolving credit facility exceed 50% of the commitment amount, and (ii) if otherwise, 0.375% per annum, on the average daily unused portion of the senior secured asset-based revolving credit facility, payable quarterly in arrears.
The senior secured asset-based revolving credit facility will mature on July 25, 2017; provided, however, that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200 million under our cash flow credit agreement, then the loans under the Credit Agreement will mature on December 24, 2014.
Like our senior secured credit facilities described above, our asset-based revolving credit facility contains a number of covenants that restrict Parent, us and our restricted subsidiaries. The credit agreement governing our asset-based revolving credit facility also contains certain customary affirmative covenants and events of default. As of May 31, 2013, we were in compliance with our covenants and intend to maintain compliance.
Notes
On August 8, 2012 Biomet completed its offering of $1.0 billion aggregate principal amount of 6.5% senior notes. We used the net proceeds of this offering to fund a tender offer for any and all of our outstanding senior toggle notes, including related fees and expenses, and to purchase, redeem, defease or otherwise acquire or retire our outstanding indebtedness. On October 2, we completed our offering of $825.0 million aggregate principal amount of additional 6.5% senior notes and $800.0 million aggregate principal amount of 6.5% senior subordinated notes. We used the net proceeds of those offerings, together with cash on hand and other sources, to purchase any and all of our 10% Senior Cash Pay Notes and $940.0 million principal amount of our outstanding 11⅝% Senior Subordinated Notes.On November 1, 2012, we purchased and redeemed all remaining outstanding 10% Senior Cash Pay Notes and 11⅝% Senior Subordinated Notes using cash on hand and asset-based revolver proceeds. All of the notes were issued by Biomet and are guaranteed by each of its existing and future wholly-owned domestic subsidiaries that guarantee our obligations under our senior secured credit facilities. Interest is payable in cash.
The indentures governing our 6.5% senior notes and 6.5% senior subordinated notes, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, pay dividends and make other restricted payments, make certain investments, sell assets, create liens, consolidate, merge or sell all or substantially all of our assets, enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to important exceptions during any period of time for which (i) the respective notes have received investment grade ratings from certain specified rating agencies and (ii) no default has occurred and is continuing under the indentures that govern the respective notes. As of May 31, 2013, we were in compliance with our covenants.
Non-U.S. Facilities
As of May 31, 2013, we had a loan in Spain referred to as the European facility. As of May 31, 2013, we had $2.3 million in outstanding borrowings under our European facility. As of May 31, 2013, we had an outstanding loan in China referred to as the China Facility. As of May 31, 2013, we had $6.0 million in outstanding borrowings under our China Facility, which has an available line of $20.0 million.
Capital Expenditures and Investments
We maintain our cash and investments in money market funds, time deposits, certificates of deposit, equity securities and Greek bonds. We are exposed to interest rate risk on our corporate bonds and debt instruments. We see the growth prospects in our markets and intend to invest in an effort to improve our worldwide market position. We expect to spend in excess of $600.0 million over the next two fiscal years for capital expenditures (including instrumentation issued to the field) and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds, cash flows generated from operations, and currently available credit lines.
Contractual Obligations
Summarized in the table below are our long-term obligations and commitments as of May 31, 2013. We have issued notes, entered into senior secured credit facilities, including term loan facilities and cash flow revolving credit facilities, and an asset-based revolving facility, all of which are primarily classified as long-term obligations. There were no borrowings outstanding under our asset-based revolving facility as of May 31, 2013. As of May 31, 2013, required principal payments of $33.3 million were due within the next twelve months. Our term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all euro-denominated term loans and dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro-denominated term B loans and dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding euro-denominated term B-1 loans and dollar-denominated term B-1, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments.

Our revolving borrowing base available under all debt facilities at May 31, 2013 was $787.0 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.

(in millions)	Total	2014	2015 and 2016	2017 and 2018	2019 and Thereafter
Contractual obligations(1)
Projected future pension benefit payments	$51.6	$3.9	$8.9	$9.2	$29.6
Long-term debt (including current maturities)	5,966.4	40.3	378.6	2,883.5	2,664.0
Interest payments(2)	1,981.9	339.5	656.4	544.6	441.4
Material purchase commitments	109.4	47.1	32.8	12.0	17.5
Total contractual obligations	$8,109.3	$430.8	$1,076.7	$3,449.3	$3,152.5

(1)    The total amounts of capital lease obligations and operating lease obligations are not significant.

(2)	Amounts include the effect of interest rate swaps currently in place.
In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at May 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $78.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
See “Description of Other Indebtedness” and Note 7 to our audited financial statements included elsewhere in this prospectus for more information on our debt offering and amendment of our existing secured senior cash flow credit facility.
We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs, capital expenditures and to service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and regulatory changes in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives. See “Risk Factors—Risks Related to Our Indebtedness and the Notes.”
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including our significant accounting policies, refer to the audited consolidated financial statements and our unaudited condensed consolidated interim financial statements and, in each case, the notes thereto included elsewhere in this annual report.

Revenue Recognition
We sell product through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on the balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.
At certain locations, we record a contractual allowance that is offset against revenue for each sale to a non-contracted payor so that revenue is recorded at the estimated determinable price at the time of the sale. Those non-contracted payors and insurance companies in some cases do not have contracted rates for products sold, but may have pricing available for certain products through their respective web sites. We will invoice at its list price and establish the contractual allowance to estimate what the non-contracted payor will settle the claim for based on the information available as noted above. At certain locations, revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.
We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of our current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of the allowance for doubtful accounts estimate by reviewing past collectability and adjust it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses.
Excess and Obsolete Inventory
In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. We make estimates regarding the future use of these products, which are used to adjust inventory to the lower of cost or market. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.
Goodwill and Other Intangible Assets
We operate in one reportable segment and evaluate goodwill for impairment at the reporting unit level. Effective September 1, 2011, in connection with our global reorganization, we made changes to our reporting unit structure. The reorganization eliminated three reporting units (U.S. Orthopedics, Sports Medicine and Biologics) and established a new reporting unit (U.S. Reconstructive). We have six, identified reporting units for the purpose of testing goodwill for impairment. The reporting units are based on our current administrative organizational structure and the availability of discrete financial information.

Fiscal Year 2013 Impairment Charges
During the fourth quarter of fiscal year 2013, we recorded a $240.0 million goodwill asset impairment charge related to our Europe reporting unit, primarily related to the impact of continued austerity measures on procedural volumes and pricing in certain European countries.
During the fourth quarter of fiscal year 2013, we finalized a $327.4 million, of which $334.1 million was recorded in the third quarter, goodwill and definite and indefinite-lived intangible assets impairment charge related to its dental reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends. The impairment charge was a result of the finalization of our preliminary impairment work as of November 30, 2012.
Fiscal Year 2012 Impairment Charges
During the fourth quarter of fiscal year 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our spine & bone healing and dental reconstructive reporting units. As of February 29, 2012, we concluded that certain indicators were present that suggested impairment may exist for our dental reconstructive reporting unit’s goodwill and intangible assets. The indicators of impairment in our dental reconstructive reporting unit included evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix. The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 29, 2012. However, the preliminary result of this interim test of impairment for the dental reconstructive reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2012. We finalized impairment test during the fourth quarter of fiscal year 2012. During the annual impairment test, described below, our spine and bone healing reporting unit failed step one. The indicators were primarily due to growth rate declines as compared to prior assumptions.
Fiscal Year 2011 Impairment Charges
During the fourth quarter of fiscal year 2011, we recorded a $941.4 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our Europe reporting unit. As of February 28, 2011, we concluded that certain indicators were present that suggested impairment may exist for our Europe reporting unit’s goodwill and intangibles. The indicators of impairment in our Europe reporting unit included:

•	recent reductions in revenue growth rates for the reporting unit’s knee and hip products;

•	recent market pressure resulting in reduced average selling prices of the reporting unit’s products;

•	evidence of declining industry market growth rates for many countries; and

•	certain European governments actively pursuing healthcare spend restructuring programs.
The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 28, 2011. However, the preliminary result of this interim test of impairment for the Europe reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2011. We finalized the impairment tests during the fourth quarter of fiscal year 2011.
We used only the income approach, specifically the discounted cash flow method, to determine the fair value of the dental reconstructive, spine & bone healing and Europe reporting units (“Impaired Reporting Units”) and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how we estimate the fair value of our reporting units during our annual goodwill and indefinite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the Impaired Reporting Units, we used assumptions about future revenue contributions and cost structures. In addition, the application of the income approach for both goodwill and intangibles requires judgment in determining a risk-adjusted discount rate at the reporting unit level. We based this determination on estimates of the weighted-average costs of capital of market participants. We performed a peer company analysis and considered the industry the weighted-average return on debt and equity from a market participant perspective.
To calculate the amount of the impairment charge related to the Impaired Reporting Units, we allocated the reporting unit's fair value to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of our Impaired Reporting Unit's assets and liabilities as if the reporting units had been acquired in a business combination.
We determine the fair value of intangible assets using an income based approach to determine the fair value.The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.
We also performed our annual assessment for impairment as of March 31, 2013 for all six reporting units. We utilized discount rates ranging from 9.3% to 11.1%. Based on the discount rate used in its most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.5 billion and a decrease in the discount rate of 1% results in an increase in fair value of $2.1 billion. The step one test also includes assumptions derived from competitor market capitalization and beta values as well as the twenty year Treasury bill rate as of March 31, 2013. The only reporting unit that failed step one and was required to complete a step two analysis was the Europe reporting unit.
The estimates and assumptions underlying the fair value calculations used in our annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, royalty rates and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those we use in our internal planning. These estimates and assumptions may change from period to period. If we use different estimates and assumptions in the future, future impairment charges may occur and could be material.
We have identified that our dental reconstructive reporting unit has a material amount of goodwill ($66.3 million) that is at a higher risk of potential failure of step one of the goodwill impairment test in the future.
Other Loss Contingencies
We accrue anticipated costs of settlement, damages, and loss of product liability claims based on historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is in a range and no amount within the range is more likely, we accrue the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future. We have self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits and disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by our insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.
Income Taxes
There are inherent risks that could create uncertainties related to our income tax estimates. We adjust estimates based on normal operating circumstances and conclusions related to tax audits. While we do not believe any audit finding could materially affect our financial position, however, there could be a material impact on our consolidated results of operations and cash flows of a given period.
Our operations are subject to the tax laws, regulations and administrative practices of the United States, U.S. state jurisdictions and other countries in which we do business. We must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions (“UTPs”) based on a two-step process. We recognize the tax benefit from an UTP only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The amount of UTPs is measured as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We believe our estimates for UTPs are appropriate and sufficient for any assessments that may result from examinations of our tax returns. We recognize both accrued interest and penalties, where appropriate, related to UTPs as a component of income tax expense.
Certain items are included in our tax return at different times than they are reflected in our financial statements. Such timing differences create deferred tax assets and liabilities. Deferred tax assets are generally items that can be used as a tax deduction or credit in the tax return in future years but for which we have already recorded the tax benefit in the financial statements. We have recorded valuation allowances against certain of our deferred tax assets, primarily those that have been generated from net operating losses and tax credit carryforwards in certain taxing jurisdictions. In evaluating whether we would be more likely than not to recover these deferred tax assets, we have not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense. Deferred tax liabilities are either: (i) a tax expense recognized in the financial statements for which payment has been deferred; or (ii) an expense for which we have already taken a deduction on the tax return, but have not yet recognized the expense in the financial statements.
We have not historically provided for U.S. or additional foreign taxes on the excess of the amount of financial reporting over the tax basis of investments in non-U.S. subsidiaries. A company is not required to recognize a deferred tax liability for the outside basis difference of an investment in a non-U.S. subsidiary or a non-U.S. corporate joint venture that is essentially permanent in duration, unless it becomes apparent that such difference will reverse in the foreseeable future. The excess of financial reporting basis over tax basis of investments in non-U.S. subsidiaries is primarily attributable to the financial restatement of the carrying amount of these investments due to the Merger, adjusted for subsequent accumulation of earnings and losses. It is our practice and intention to continue to permanently reinvest a substantial portion of the reported earnings of our non-U.S. subsidiaries in non-U.S. operations. It is also our practice and intention to continue to permanently reinvest a substantial portion of the excess cash generated by our non-U.S. subsidiaries. Currently, there are no plans to divest any of our investments in non-U.S. subsidiaries. It is not practicable to estimate the amount of deferred tax liability related to excess of financial reporting basis over tax basis in these non-U.S. subsidiaries. To the extent it is determined that any amounts of excess cash will be repatriated, we will continue to record a deferred tax liability reflecting the estimated amount of tax that will be payable due to such repatriation. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate repatriation of portions of the earnings currently treated as permanently reinvested, under current tax laws an additional tax provision may be required which could have a material effect on our financial results.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and our operations.
Interest Rate Risk
Our principal exposure to interest rate risk arises from variable rates associated with our senior secured credit facilities and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. For a description of these facilities, refer to Note 9 to the consolidated financial statements included in this annual report.
During January 2012, we entered into four additional interest rate swap agreements with a total notional amount of $1,160.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated term loan facility and we entered into two additional interest rate swap agreements with a total notional amount of €400.0 million to fix the interest rates on a portion of the borrowings under the €875.0 million euro-denominated term loan facility. As of May 31, 2013, the fair value of the interest rate swap agreements relating to our U.S. dollar-denominated term loan facility was a $32.3 million net unrealized loss, and the fair value of the interest rate swap agreements relating to our euro-denominated term loan facility was a €17.2 million (approximately $22.4 million) net unrealized loss. Net of our $0.6 million credit valuation adjustment, we have a liability of $54.1 million.
Our trading securities are invested in equity securities. Our non-trading investments, excluding cash and cash equivalents, are equity securities, Greek bonds and a time deposit. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments.
Based on our overall interest rate exposure at May 31, 2013, including variable rate debt, a hypothetical 10% increase or decrease in interest rates applied to the fair value of the financial instruments discussed above as of May 31, 2013 would cause a $5.2 million increase in or savings in interest expense.
Foreign Currency Risk
Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against European currencies and the yen. We face transactional currency exposures that arise when our foreign subsidiaries (or Biomet itself) enter into transactions, primarily on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period.
We hedged a portion of our net investment in our European subsidiaries with the issuance of €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. Our net investment in our European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of May 31, 2013, our net investment in European subsidiaries totaled €1,757.4 million ($2,282.6 million) and the outstanding principal balance of the euro term loan was €827.2 million ($1,074.3 million) of which €760.7 million ($988.0 million) was designated as a net investment hedge. The difference of €996.7 million ($1,294.6 million) is unhedged as of May 31, 2013. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. We test effectiveness on this net investment hedge by determining if the net investment in our European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense. The euro term loan is held by a U.S. dollar functional currency entity. As a result of certain U.S. tax regulations, the unrealized foreign currency gain or loss on the euro term loan may become taxable upon payment of the principal balance, modification of the loan, or other settlement mechanisms. A hypothetical 10% change up or down in  the euro would result in an additional $107.4 million of unrealized foreign currency gain or loss which could be subject to federal income tax upon payment of the principal balance, modification of the loan, or other settlement mechanisms.
Based on our overall exposure for foreign currency at May 31, 2013, a hypothetical 10% change up or down in foreign currency rates would have a $4.9 million effect on interest expense. We do not consider this effect material to our consolidated financial position, results of operations or cash flows.

Price Risk
We regularly purchase raw material commodities such as cobalt chromium, titanium, stainless steel, polyethylene powder and sterile packaging. We generally enter into 12 to 24 month term supply contracts, when possible, on these commodities to alleviate the effect of market fluctuation in prices. As part of our risk management program, we perform sensitivity analyses on potential commodity price changes. A 10% change across all of these commodities would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

LVB ACQUISITION, INC. AND BIOMET, INC.
Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of LVB Acquisition, Inc.
Warsaw, Indiana
We have audited the accompanying consolidated balance sheets of LVB Acquisition, Inc. and subsidiaries (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2013. Our audits also included the financial statement schedule of valuation and qualifying accounts listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LVB Acquisition, Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 29, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Biomet, Inc.
Warsaw, Indiana
We have audited the accompanying consolidated balance sheets of Biomet, Inc. and subsidiaries (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholder's equity, and cash flows for each of the three years in the period ended May 31, 2013. Our audits also included the financial statement schedule of valuation and qualifying accounts listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biomet, Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 29, 2013

LVB Acquisition, Inc. and Subsidiaries Consolidated Balance Sheets
(in millions, except shares)

	May 31, 2013	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$355.6	$492.4
Accounts receivable, less allowance for doubtful accounts receivables of $33.5 ($36.5 at May 31, 2012)	531.8	491.6
Investments	—	2.5
Income tax receivable	6.9	5.0
Inventories	624.0	543.2
Deferred income taxes	119.9	52.5
Prepaid expenses and other	134.4	124.1
Total current assets	1,772.6	1,711.3
Property, plant and equipment, net	665.2	593.6
Investments	23.0	13.9
Intangible assets, net	3,630.2	3,930.4
Goodwill	3,600.9	4,114.4
Other assets	102.8	56.8
Total assets	$9,794.7	$10,420.4
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.3	$35.6
Accounts payable	111.5	116.2
Accrued interest	56.2	56.5
Accrued wages and commissions	150.1	122.0
Other accrued expenses	206.0	180.2
Total current liabilities	564.1	510.5
Long-term liabilities:
Long-term debt, net of current portion	5,926.1	5,792.2
Deferred income taxes	1,129.8	1,257.8
Other long-term liabilities	206.1	177.8
Total liabilities	7,826.1	7,738.3
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,359,416 and 552,308,376 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,662.0	5,623.3
Accumulated deficit	(3,693.0)	(3,069.6)
Accumulated other comprehensive income (loss)	(5.9)	122.9
Total shareholders’ equity	1,968.6	2,682.1
Total liabilities and shareholders’ equity	$9,794.7	$10,420.4
The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss
(in millions)

	For the Year Ended May 31,
	2013	2012	2011
Net sales	$3,052.9	$2,838.1	$2,732.2
Cost of sales	996.5	894.4	838.7
Gross profit	2,056.4	1,943.7	1,893.5
Selling, general and administrative expense	1,189.4	1,053.3	1,041.7
Research and development expense	150.3	126.8	119.4
Amortization	313.8	327.2	367.9
Goodwill and intangible assets impairment charge	567.4	529.8	941.4
Operating income (loss)	(164.5)	(93.4)	(576.9)
Interest expense	398.8	479.8	498.9
Other (income) expense	177.8	17.6	(11.2)
Other expense, net	576.6	497.4	487.7
Loss before income taxes	(741.1)	(590.8)	(1,064.6)
Benefit from income taxes	(117.7)	(132.0)	(214.8)
Net loss	(623.4)	(458.8)	(849.8)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available for sale securities	3.3	4.3	(6.0)
Interest rate swap unrealized gain	13.1	13.1	19.5
Foreign currency related gains (losses)	(138.2)	(62.1)	264.4
Unrecognized actuarial gains (losses)	(7.0)	(4.2)	4.5
Total other comprehensive income (loss)	(128.8)	(48.9)	282.4
Comprehensive loss	$(752.2)	$(507.7)	$(567.4)

The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity
(in millions, except for share data)

	Common Shares	Common Stock	Contributed and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 31, 2010	553,071,050	$5.5	$5,599.6	$(1,761.0)	$(110.6)	$3,733.5
Net loss		—	—	(849.8)	—	(849.8)
Other comprehensive loss		—	—	—	282.4	282.4
Stock-based compensation expense		—	12.7	—	—	12.7
Repurchase of LVB Acquisition, Inc. shares	(539,734)	—	(3.7)	—	—	(3.7)
Balance at May 31, 2011	552,531,316	5.5	5,608.6	(2,610.8)	171.8	3,175.1
Net loss		—	—	(458.8)	—	(458.8)
Other comprehensive loss		—	—	—	(48.9)	(48.9)
Stock-based compensation expense		—	16.0	—	—	16.0
Repurchase of LVB Acquisition, Inc. shares	(222,940)	—	(1.3)	—	—	(1.3)
Balance at May 31, 2012	552,308,376	5.5	5,623.3	(3,069.6)	122.9	2,682.1
Net loss		—	—	(623.4)	—	(623.4)
Other comprehensive loss		—	—	—	(128.8)	(128.8)
Stock-based compensation expense		—	38.3	—	—	38.3
Repurchase of LVB Acquisition, Inc. shares	(12,501)	—	(0.1)	—	—	(0.1)
Other	63,541	—	0.5	—	—	0.5
Balance at May 31, 2013	552,359,416	$5.5	$5,662.0	$(3,693.0)	$(5.9)	$1,968.6
The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Cash Flows
(in millions)

	For the Year Ended May 31,
	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(623.4)	$(458.8)	$(849.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	495.4	509.4	549.0
Amortization and write off of deferred financing costs	31.0	11.1	11.2
Stock-based compensation expense	38.3	16.0	12.7
Loss on extinguishment of debt	155.2	—	1.2
Recovery of doubtful accounts receivable	(4.9)	(5.3)	(6.2)
Realized gain on investments	(0.2)	(2.0)	(4.9)
Loss on impairment of investments	—	20.1	—
Goodwill and intangible assets impairment charge	567.4	529.8	941.4
Property, plant and equipment impairment charge	—	0.4	17.0
Deferred income taxes	(215.5)	(204.3)	(271.3)
Other	17.7	(4.5)	(28.0)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(40.4)	(36.6)	14.5
Inventories	(36.0)	13.4	(43.9)
Prepaid expenses	30.5	(12.3)	(4.5)
Accounts payable	(3.4)	28.9	(0.8)
Income taxes	(38.4)	(29.0)	46.0
Accrued interest	(0.3)	(7.6)	(6.1)
Accrued expenses and other	95.5	8.6	2.6
Net cash provided by operating activities	468.5	377.3	380.1
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	5.5	42.1	59.3
Purchases of investments	(6.4)	(0.4)	(78.7)
Net proceeds from sale of assets	14.0	14.7	6.8
Capital expenditures	(204.0)	(179.3)	(174.0)
Acquisitions, net of cash acquired - Trauma Acquisition	(280.0)	—	—
Other acquisitions, net of cash acquired	(17.7)	(21.1)	(18.4)
Net cash used in investing activities	(488.6)	(144.0)	(205.0)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under European facilities	—	—	0.3
Payments under European facilities	(1.3)	(1.4)	(2.0)
Payments under senior secured credit facilities	(33.5)	(35.4)	(34.8)
Proceeds under revolvers/facility	86.6	—	—
Payments under revolvers/facility	(80.6)	—	—
Proceeds from senior and senior subordinated notes due 2020 and term loans	3,396.2	—	—
Tender/retirement of senior notes due 2017 and term loans	(3,423.0)	—	(11.2)
Payment of fees related to refinancing activities	(79.0)	—	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	(0.1)	(1.3)	(3.7)
Net cash used in financing activities	(134.7)	(38.1)	(51.4)
Effect of exchange rate changes on cash	18.0	(30.6)	15.0
Increase (decrease) in cash and cash equivalents	(136.8)	164.6	138.7
Cash and cash equivalents, beginning of period	492.4	327.8	189.1
Cash and cash equivalents, end of period	$355.6	$492.4	$327.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$388.6	$477.1	$494.1
Income taxes	$81.5	$95.0	$42.3
The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Balance Sheets
(in millions, except shares)

	May 31, 2013	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$355.6	$492.4
Accounts receivable, less allowance for doubtful accounts receivables of $33.5 ($36.5 at May 31, 2012)	531.8	491.6
Investments	—	2.5
Income tax receivable	6.9	5.0
Inventories	624.0	543.2
Deferred income taxes	119.9	52.5
Prepaid expenses and other	134.4	124.1
Total current assets	1,772.6	1,711.3
Property, plant and equipment, net	665.2	593.6
Investments	23.0	13.9
Intangible assets, net	3,630.2	3,930.4
Goodwill	3,600.9	4,114.4
Other assets	102.8	56.8
Total assets	$9,794.7	$10,420.4
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$40.3	$35.6
Accounts payable	111.5	116.2
Accrued interest	56.2	56.5
Accrued wages and commissions	150.1	122.0
Other accrued expenses	206.0	180.2
Total current liabilities	564.1	510.5
Long-term liabilities:
Long-term debt, net of current portion	5,926.1	5,792.2
Deferred income taxes	1,129.8	1,257.8
Other long-term liabilities	206.1	177.8
Total liabilities	7,826.1	7,738.3
Commitments and contingencies
Shareholder’s equity:
Common stock, par value $0.00 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,667.5	5,628.8
Accumulated deficit	(3,693.0)	(3,069.6)
Accumulated other comprehensive income (loss)	(5.9)	122.9
Total shareholder’s equity	1,968.6	2,682.1
Total liabilities and shareholder’s equity	$9,794.7	$10,420.4
The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss
(in millions)

	For the Year Ended May 31,
	2013	2012	2011
Net sales	$3,052.9	$2,838.1	$2,732.2
Cost of sales	996.5	894.4	838.7
Gross profit	2,056.4	1,943.7	1,893.5
Selling, general and administrative expense	1,189.4	1,053.3	1,041.7
Research and development expense	150.3	126.8	119.4
Amortization	313.8	327.2	367.9
Goodwill and intangible assets impairment charge	567.4	529.8	941.4
Operating income (loss)	(164.5)	(93.4)	(576.9)
Interest expense	398.8	479.8	498.9
Other (income) expense	177.8	17.6	(11.2)
Other expense, net	576.6	497.4	487.7
Loss before income taxes	(741.1)	(590.8)	(1,064.6)
Benefit from income taxes	(117.7)	(132.0)	(214.8)
Net loss	(623.4)	(458.8)	(849.8)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available for sale securities	3.3	4.3	(6.0)
Interest rate swap unrealized gain	13.1	13.1	19.5
Foreign currency related gains (losses)	(138.2)	(62.1)	264.4
Unrecognized actuarial gains (losses)	(7.0)	(4.2)	4.5
Total other comprehensive income (loss)	(128.8)	(48.9)	282.4
Comprehensive loss	$(752.2)	$(507.7)	$(567.4)
The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Shareholder’s Equity
(in millions, except for share data)

	Common Shares	Contributed and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at May 31, 2010	1,000	$5,605.1	$(1,761.0)	$(110.6)	$3,733.5
Net loss		—	(849.8)	—	(849.8)
Other comprehensive loss		—	—	282.4	282.4
Stock-based compensation expense		12.7	—	—	12.7
Repurchase of LVB Acquisition, Inc. shares		(3.7)	—	—	(3.7)
Balance at May 31, 2011	1,000	5,614.1	(2,610.8)	171.8	3,175.1
Net loss		—	(458.8)	—	(458.8)
Other comprehensive loss		—	—	(48.9)	(48.9)
Stock-based compensation expense		16.0	—	—	16.0
Repurchase of LVB Acquisition, Inc. shares		(1.3)	—	—	(1.3)
Balance at May 31, 2012	1,000	5,628.8	(3,069.6)	122.9	2,682.1
Net loss		—	(623.4)	—	(623.4)
Other comprehensive loss		—	—	(128.8)	(128.8)
Stock-based compensation expense		38.3	—	—	38.3
Repurchase of LVB Acquisition, Inc. shares		(0.1)	—	—	(0.1)
Other		0.5	—	—	0.5
Balance at May 31, 2013	1,000	$5,667.5	$(3,693.0)	$(5.9)	$1,968.6
The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Cash Flows
(in millions)

	For the Year Ended May 31,
	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(623.4)	$(458.8)	$(849.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	495.4	509.4	549.0
Amortization and write off of deferred financing costs	31.0	11.1	11.2
Stock-based compensation expense	38.3	16.0	12.7
Loss on extinguishment of debt	155.2	—	1.2
Recovery of doubtful accounts receivable	(4.9)	(5.3)	(6.2)
Realized gain on investments	(0.2)	(2.0)	(4.9)
Loss on impairment of investments	—	20.1	—
Goodwill and intangible assets impairment charge	567.4	529.8	941.4
Property, plant and equipment impairment charge	—	0.4	17.0
Deferred income taxes	(215.5)	(204.3)	(271.3)
Other	17.7	(4.5)	(28.0)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(40.4)	(36.6)	14.5
Inventories	(36.0)	13.4	(43.9)
Prepaid expenses	30.5	(12.3)	(4.5)
Accounts payable	(3.4)	28.9	(0.8)
Income taxes	(38.4)	(29.0)	46.0
Accrued interest	(0.3)	(7.6)	(6.1)
Accrued expenses and other	95.5	8.6	2.6
Net cash provided by operating activities	468.5	377.3	380.1
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	5.5	42.1	59.3
Purchases of investments	(6.4)	(0.4)	(78.7)
Net proceeds from sale of assets	14.0	14.7	6.8
Capital expenditures	(204.0)	(179.3)	(174.0)
Acquisitions, net of cash acquired - Trauma Acquisition	(280.0)	—	—
Other acquisitions, net of cash acquired	(17.7)	(21.1)	(18.4)
Net cash used in investing activities	(488.6)	(144.0)	(205.0)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under European facilities	—	—	0.3
Payments under European facilities	(1.3)	(1.4)	(2.0)
Payments under senior secured credit facilities	(33.5)	(35.4)	(34.8)
Proceeds under revolvers/facility	86.6	—	—
Payments under revolvers/facility	(80.6)	—	—
Proceeds from senior and senior subordinated notes due 2020 and term loans	3,396.2	—	—
Tender/retirement of senior notes due 2017 and term loans	(3,423.0)	—	(11.2)
Payment of fees related to refinancing activities	(79.0)	—	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	(0.1)	(1.3)	(3.7)
Net cash used in financing activities	(134.7)	(38.1)	(51.4)
Effect of exchange rate changes on cash	18.0	(30.6)	15.0
Increase (decrease) in cash and cash equivalents	(136.8)	164.6	138.7
Cash and cash equivalents, beginning of period	492.4	327.8	189.1
Cash and cash equivalents, end of period	$355.6	$492.4	$327.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$388.6	$477.1	$494.1
Income taxes	$81.5	$95.0	$42.3
The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc.
Biomet, Inc.
Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies and Nature of Operations.
The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively with its subsidiaries referred to as “Biomet”, the “Company”, “we”, “us”, or “our”). Biomet is a wholly-owned subsidiary of LVB Acquisition, Inc. (“LVB” or “Parent”). LVB has no other operations beyond its ownership of Biomet. Intercompany accounts and transactions have been eliminated in consolidation.
Transactions with the Sponsor Group
On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of Biomet, Inc.’s shareholders voted to approve the proposed merger, and Parent acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Global, LLC (each a “Sponsor” and collectively, the “Sponsors”), and certain investors who agreed to co-invest with the Sponsors (the “Co-Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions, are referred to collectively as the “Transactions.”
General—Biomet, Inc. is the wholly owned subsidiary of LVB. LVB has no other operations beyond its ownership of Biomet. The Company is one of the largest orthopedic medical device companies in the United States and worldwide with operations in over 50 locations throughout the world and distribution in approximately 90 countries. The Company designs, manufactures and markets a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 30 years, the Company has applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.
Basis of Presentation—The accompanying consolidated financial statements include the accounts of LVB and its subsidiaries (individually and collectively referred to as “Biomet” or the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Products—The Company operates in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in five major categories: Large Joint Reconstructive, Sports, Extremities, Trauma (“S.E.T.”), Spine & Bone Healing, Dental and Other Products. The Company has three geographic markets: United States, Europe and International.
Large Joint Reconstructive—Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company's large orthopedic reconstructive joints are knees and hips. The Company also produces bone cements and cement delivery systems.

S.E.T.—The Company manufactures and distributes a number of sports medicine products (used in minimally-invasive orthopedic surgical procedures). Extremity reconstructive implants are used to replace joints other than hips and knees that have deteriorated as a result of disease or injury. The Company's key reconstructive joint in this product category is the shoulder, but it produces other joints as well. Trauma devices are used for setting and stabilizing bone fractures to support and/or augment the body's natural healing process. Trauma products include internal fixation devices (such as nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries) and external fixation devices (utilized to stabilize fractures when alternative methods of fixation are not suitable).
Spine & Bone Healing—The Company's spine products include spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications; implantable and non-invasive electrical stimulation devices for spinal applications; and osteobiologics, including bone substitute materials, as well as allograft services for spinal applications. Bone healing products include electrical stimulation devices used for trauma indications, offering non-invasive options to stimulate bone growth.
Dental—Dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues. The Company also offers crown and bridge products.
Other—The Company manufactures and distributes a number of other products, including microfixation products, autologous therapies, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.
Effect of Foreign Currency—Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their calendar month end. Revenues and expenses are translated at the average exchange rates during the period. Translation gains and losses are accumulated within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in other (income) expense.
Cash and Cash Equivalents—The Company considers all investments that are highly liquid at the date acquired and have original maturities of three months or less to be cash equivalents.
Investments—The Company invests the majority of its excess cash in money market funds. The Company also holds Greek bonds, time deposits and corporate securities. The Company accounts for its investments in equity securities in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. The Company also accounts for its investments under guidance for fair value measurements, which establishes a framework for measuring fair value, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Company has no held-to-maturity investments. Trading securities are carried at fair value with the realized gains and losses, recorded within other (income) expense. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other (income) expense, by writing that investment down to fair value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.
Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of May 31, 2013, the Company had swap liabilities of $54.1 million, which consisted of $19.9 million short-term, and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment. As of May 31, 2012, the Company had swap liabilities of $76.2 million, which consisted of $36.0 million short-term, and $41.0 million long-term, partially offset by a $0.8 million credit valuation adjustment.
Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and actuarial gains (losses) from pension plans. The Company generally deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of May 31, 2013, foreign investments were all permanent in nature.
Concentrations of Credit Risk and Allowance for Doubtful Receivables—The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers, dental practices and laboratories, and physicians. The Company maintains an allowance for doubtful receivables based on estimated collection rates and charges actual losses to the allowance when incurred. The determination of estimated collection rates requires management judgment.
Other Loss Contingencies—In accordance with guidance issued by the FASB for contingencies, the Company accrues anticipated costs of settlement, damages, and loss of product liability claims based on historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is in a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future. The Company has self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits and disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by the Company’s insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.
Revenue Recognition—The Company sells product through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as the Company retains title and maintains the inventory on the balance sheet; rather, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. The Company presents on a net basis and excludes from revenue the taxes collected from customers and remitted to governmental authorities.
At certain locations, the Company records a contractual allowance that is offset against revenue for each sale to a non-contracted payor so that revenue is recorded at the estimated determinable price at the time of the sale. Those non-contracted payors and insurance companies in some cases do not have contracted rates for products sold, but may have pricing available for certain products through their respective web sites. The Company will invoice at its list price and establish the contractual allowance to estimate what the non-contracted payor will settle the claim for based on the information available as noted above. At certain locations, revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that the Company terminates the relationship. Under those circumstances, the Company records an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.
The Company also maintains a separate allowance for doubtful accounts for estimated losses based on its assessment of the collectability of specific customer accounts and the aging of the accounts receivable. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of its current and future allowance. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. The Company monitors and analyzes the accuracy of the allowance for doubtful accounts estimate by reviewing past collectability and adjusts it for future expectations to determine the adequacy of the Company’s current and future allowance. The Company’s reserve levels have generally been sufficient to cover credit losses.
Accounting for Shipping and Handling Revenue, Fees and Costs—The Company classifies amounts billed for shipping and handling as a component of net sales. The related shipping and handling fees and costs as well as other distribution costs are included in cost of sales.

Instruments—The Company provides instruments to surgeons to use during surgical procedures. Instruments are classified as non-current assets and are recorded as property, plant and equipment. Instruments are carried at cost, until they are placed into service and are held at book value (cost less accumulated depreciation). Depreciation is calculated using the straight-line method using a four year useful life.The depreciation is recognized as cost of sales.
Excess and Obsolete Inventory—In the Company’s industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. The Company makes estimates regarding the future use of these products which are used to adjust inventory to the lower of cost or market. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.
Research and Development—Research and development costs are charged to expense as incurred.
Legal Fees—Legal fees are charged to expense and are not accrued based on specific cases.
Income Taxes—There are inherent risks that could create uncertainties related to the Company's income tax estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to tax audits. While the Company does not believe any audit finding could materially affect its financial position, there could be a material impact on its consolidated results of operations and cash flows of a given period.
The Company's operations are subject to the tax laws, regulations and administrative practices of the United States, U.S. state jurisdictions and other countries in which it does business. The Company must make estimates and judgments in determining the provision for taxes for financial reporting purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to the Company's tax provision in a subsequent period.
The calculation of the Company's tax liabilities involves accounting for uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions (“UTPs”) based on a two-step process. The Company recognizes the tax benefit from an UTP only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The amount of UTPs is measured as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes its estimates for UTPs are appropriate and sufficient for any assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties, where appropriate, related to UTPs as a component of income tax expense.
Certain items are included in the Company's tax return at different times than they are reflected in its financial statements. Such timing differences create deferred tax assets and liabilities. Deferred tax assets are generally items that can be used as a tax deduction or credit in the tax return in future years but for which the Company has already recorded the tax benefit in the financial statements. The Company has recorded valuation allowances against certain of its deferred tax assets, primarily those that have been generated from net operating losses and tax credit carryforwards in certain taxing jurisdictions. In evaluating whether the Company would more likely than not recover these deferred tax assets, it has not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense. Deferred tax liabilities are either: (i) a tax expense recognized in the financial statements for which payment has been deferred; or (ii) an expense for which the Company has already taken a deduction on the tax return, but have not yet recognized the expense in the financial statements.

Goodwill and Other Intangible Assets—The Company operates in one reportable segment and evaluates goodwill for impairment at the reporting unit level. The reporting units are based on the Company’s current administrative organizational structure and the availability of discrete financial information.
The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill, the Company utilizes the two-step approach prescribed under guidance issued by the FASB for goodwill and other intangible assets. The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified six in total, to the fair value of these units. The Company generally uses the income approach to determine the fair value of each reporting unit. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns assets and liabilities, including goodwill, to the reporting units. These would include corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.
The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If the Company is unable to complete the second step of the test prior to the issuance of its financial statements and an impairment loss is probable and could be reasonably estimated, the Company recognizes its best estimate of the loss in its current period financial statements and discloses that amount as an estimate. The Company then recognizes any adjustment to that estimate in subsequent reporting periods, once the Company has finalized the second step of the impairment test.
The Company determines the fair value of intangible assets using an income based approach to determine the fair value. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.
If events or circumstances change, a determination is made by management to ascertain whether property and equipment and finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write-down the assets to fair value as determined from expected future discounted cash flows.
Management’s Estimates and Assumptions—In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that the Company has not yet adopted that are expected to have a material effect on its financial position, results of operations or cash flows.

Note 2—Acquisition.
Trauma Acquisition
On May 24, 2012, DePuy Orthopaedics, Inc. accepted the Company’s binding offer to purchase certain assets representing substantially all of DePuy’s worldwide trauma business (the “Trauma Acquisition”), which involves researching, developing, manufacturing, marketing, distributing and selling products to treat certain bone fractures or deformities in the human body, including certain intellectual property assets, and to assume certain liabilities, for approximately $280.0 million in cash. The Company acquired the DePuy worldwide trauma business to strengthen its trauma business and to continue to build a stronger presence in the global trauma market. On

June 15, 2012, the Company announced the initial closing of the transaction. During the first and second quarters of fiscal year 2013, subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012.
The Trauma Acquisition net sales for the year ended May 31, 2013 were $205.6 million.
The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition.

The following table summarizes the purchase price allocation:

(in millions)
Inventory	$93.7
Prepaid expenses and other	2.1
Instruments	29.2
Other property, plant and equipment	7.2
Liabilities assumed	(5.6)
Intangible assets	141.5
Goodwill	11.9
Purchase price	$280.0
The asset purchase agreement contains a provision requiring an adjustment to the purchase price if the amount of delivered inventory and/or instruments is more or less than the target amount of these items. No adjustment to the purchase price pursuant to this provision was required. The results of operations of the business have been included subsequent to the respective country closing dates in the accompanying consolidated financial statements. Acquisition-related costs for the year ended May 31, 2013 were $12.2 million and are recorded in cost of sales and selling, general and administrative expenses. The goodwill value is not tax deductible.
The pro forma information required under Accounting Standards Codification 805 is impracticable to include due to different fiscal year ends and individual country closings.

Note 3—Inventories.
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	May 31, 2013	May 31, 2012
Raw materials	$78.8	$78.3
Work-in-process	44.7	42.4
Finished goods	500.5	422.5
Inventories	$624.0	$543.2

Note 4—Property, Plant and Equipment.
Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Depreciation of instruments is included within cost of sales. Related maintenance and repairs are expensed as incurred.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows relating to the asset, or asset group, are less than its carrying value, with the amount of the loss equal to the excess of carrying value of the asset, or asset group, over the estimated fair value.

Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	May 31, 2013	May 31, 2012
Land and land improvements	$40.5	$40.2
Buildings and leasehold improvements	106.3	89.9
Machinery and equipment	375.4	342.3
Instruments	710.5	633.3
Construction in progress	48.8	29.1
Total property, plant and equipment	1,281.5	1,134.8
Accumulated depreciation	(616.3)	(541.2)
Total property, plant and equipment, net	$665.2	$593.6

The Company recorded depreciation expense of $181.6 million, $182.2 million and $181.1 for the years ended May 31, 2013, 2012 and 2011, respectively.
The Company recorded a property, plant and equipment impairment charge of $17.0 million during the year ended May 31, 2011, relating to an administrative, manufacturing and distribution facility located in Parsippany, New Jersey. The amount of impairment charge recorded within cost of sales and selling, general and administrative expense was $6.5 million and $10.5 million, respectively. The impairment charge reflects the Company’s change in intended use of this facility.

Note 5—Investments.
At May 31, 2013, the Company’s investment securities were classified as follows:

		Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
Equity securities	$0.2	$0.2	$—	$0.4
Time deposit	15.9	0.1	—	16.0
Greek bonds	1.1	4.5	—	5.6
Total available-for-sale investments	$17.2	$4.8	$—	$22.0

		Realized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Trading:
Equity securities	$0.8	$0.2	$—	$1.0
Total trading investments	$0.8	$0.2	$—	$1.0

At May 31, 2012, the Company’s investment securities were classified as follows:

		Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
Equity securities	$0.4	$—	$(0.2)	$0.2
Time deposit	9.5	—	—	9.5
Greek bonds	6.3	—	—	6.3
Total available-for-sale investments	$16.2	$—	$(0.2)	$16.0

		Realized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Trading:
Equity securities	$0.4	$—	$—	$0.4
Total trading investments	$0.4	$—	$—	$0.4

The Company recorded proceeds on the sales/maturities of investments of $5.5 million, $42.1 million and $59.3 million for the years ended May 31, 2013, 2012 and 2011, respectively. The Company recorded realized gains of $0.2 million, $2.0 million and $4.9 million for the years ended May 31, 2013, 2012 and 2011, respectively, which was included in other (income) expense.
The Company received $45.5 million face value zero coupon bonds in December 2010 from the Greek government as payment for an outstanding accounts receivable balance from calendar years 2007-2009 related to certain government sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities. The Company recorded realized losses of $20.1 million on the Greek bonds related to other-than-temporary impairment for the year ended May 31, 2012, which is included in other (income) expense with no other-than-temporary impairment recorded for the years ended May 31, 2013 and 2011. On March 9, 2012 the Greek government finalized the private sector involvement in the Greek debt restructuring. All holders of Greek government bonds were required to exchange the existing bonds to new bonds. The new bonds have maturities ranging from 1 to 30 years.
The Company reviews impairments to investment securities quarterly to determine if the impairment is “temporary” or “other-than-temporary.” The Company reviews several factors to determine whether losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.
Investment income on available-for-sale securities (included in other (income) expense) consists of the following:

(in millions)	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Interest income	$0.1	$0.4	$0.6
Dividend income	0.2	0.2	0.1
Net realized gains	0.2	2.0	2.6
Total investment income	$0.5	$2.6	$3.3

Note 6—Goodwill and Other Intangible Assets.
The Company operates in one reportable segment and evaluates goodwill for impairment at the reporting unit level. Effective September 1, 2011, in connection with the Company’s global reorganization, the Company made changes to its reporting unit structure. The reorganization eliminated three reporting units (U.S. Orthopedics, Sports Medicine and Biologics) and established a new reporting unit (U.S. Reconstructive). The Company formerly had eight, and now has six, identified reporting units for the purpose of testing goodwill for impairment. The reporting units are based on the Company’s current administrative organizational structure and the availability of discrete financial information.
Fiscal Year 2013 Impairment Charges
During the fourth quarter of fiscal year 2013, the Company recorded a $240.0 million goodwill asset impairment charge related to its Europe reporting unit, primarily related to the impact of continued austerity measures on procedural volumes and pricing in certain European countries.
During the fourth quarter of fiscal year 2013, the Company finalized a $327.4 million, of which $334.1 million was recorded in the third quarter, goodwill and definite and indefinite-lived intangible assets impairment charge related to its dental reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends. The impairment charge was a result of the finalization of the Company's preliminary impairment work as of November 30, 2012.
Fiscal Year 2012 Impairment Charges

During the fourth quarter of fiscal year 2012, the Company recorded a $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with its spine & bone healing and dental reconstructive reporting units. As of February 29, 2012, the Company concluded that certain indicators were present that suggested impairment may exist for its dental reconstructive reporting unit’s goodwill and intangible assets. The indicators of impairment in the Company’s dental reconstructive reporting unit included evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix. The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 29, 2012. However, the preliminary result of this interim test of impairment for the dental reconstructive reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2012. The Company finalized the impairment test during the fourth quarter of fiscal year 2012. During the annual impairment test, described below, the Company’s spine and bone healing reporting unit failed step one. The indicators were primarily due to growth rate declines as compared to prior assumptions.
Fiscal Year 2011 Impairment Charges

During the fourth quarter of fiscal year 2011, the Company recorded a $941.4 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with its Europe reporting unit. As of February 28, 2011, the Company concluded that certain indicators were present that suggested impairment may exist for its Europe reporting unit’s goodwill and intangibles. The indicators of impairment in the Company’s Europe reporting unit included:

•	recent reductions in revenue growth rates for the reporting unit’s knee and hip products;

•	recent market pressure resulting in reduced average selling prices of the reporting unit’s products;

•	evidence of declining industry market growth rates for many countries; and

•	certain European governments actively pursuing healthcare spend restructuring programs.
The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 28, 2011. However, the preliminary result of this interim test of impairment for the Europe reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2011. The Company finalized the impairment tests during the fourth quarter of fiscal year 2011.

The Company used the income approach, specifically the discounted cash flow method, to determine the fair value of the dental reconstructive, spine & bone healing and Europe reporting units (“Impaired Reporting Units”) and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Company estimates the fair value of its reporting units during its annual goodwill and indefinite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the Impaired Reporting Units, the Company used assumptions about future revenue contributions and cost structures. In addition, the application of the income approach for both goodwill and intangibles requires judgment in determining a risk-adjusted discount rate at the reporting unit level. The Company based this determination on estimates of the weighted-average costs of capital of market participants. The Company performed a peer company analysis and considered the industry the weighted-average return on debt and equity from a market participant perspective.
To calculate the amount of the impairment charge related to the Impaired Reporting Units, the Company allocated the reporting unit’s fair value to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of the Company’s Impaired Reporting Unit’s assets and liabilities as if the reporting units had been acquired in a business combination.
The Company determines the fair value of intangible assets using an income based approach to determine the fair value. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.
The Company also performed its annual assessment for impairment as of March 31, 2013 for all six reporting units. The Company utilized discount rates ranging from 9.3% to 11.1%. Based on the discount rate used in its most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.5 billion and a decrease in the discount rate of 1% results in an increase in fair value of $2.1 billion. The step one test also includes assumptions derived from competitor market capitalization and beta values as well as the twenty year Treasury bill rate as of March 31, 2013. The only reporting unit that failed step one and was required to complete a step two analysis was the Europe reporting unit.
The Company tested goodwill of the Europe reporting unit with a carrying value of $240.0 million and under step two recorded an impairment charge of $240.0 million to fully write off the goodwill. The Company tested the intangible assets of the Europe reporting unit and no impairment charges were necessary.
The Company tested goodwill of the dental reconstructive reporting unit with a carrying value of $299.2 million and under step two recorded an impairment charge of $233.0 million. The implied fair value of the goodwill of this reporting unit was $66.2 million. The Company tested definite-lived intangibles that failed step 1 with a carrying value of $180.0 million and under step two recorded an impairment charge of $82.9 million as the fair value of these definite-lived intangible assets was $97.1 million. The Company tested indefinite-lived intangibles with a carrying value of $39.7 million and under step two took an impairment charge of $11.5 million as the fair value of these indefinite-lived assets was $28.2 million. All of these fair values would be classified as Level 3 in the fair value hierarchy.
The estimates and assumptions underlying the fair value calculations used in the Company’s annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, royalty rates and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company use in its internal planning. These estimates and assumptions may change from period to period. If the Company uses different estimates and assumptions in the future, future impairment charges may occur and could be material.
The Company has identified that its dental reconstructive reporting unit has a material amount of goodwill($66.2 million) that is at a higher risk of potential failure of step one of the goodwill impairment test in the future.
The Company uses an accelerated method for amortizing customer relationship intangibles, as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to the impairment charge described below and amortization, partially offset by the intangibles recorded related to the Trauma Acquisition, which is described in Note 2 – Acquisition.

The following tables summarize the changes in the carrying amount of goodwill:

(in millions)	May 31, 2013	May 31, 2012	May 31, 2011
Beginning of period	$4,114.4	$4,470.1	$4,707.5
Goodwill acquired	11.9	—	—
Currency translation	(52.4)	(63.8)	185.4
Impairment charge	(473.0)	(291.9)	(422.8)
End of period	$3,600.9	$4,114.4	$4,470.1

(in millions)	May 31, 2013	May 31, 2012	May 31, 2011
Gross carrying amount	$5,284.2	$5,324.7	$5,388.5
Accumulated impairment losses	(1,683.3)	(1,210.3)	(918.4)
Net carrying amount	$3,600.9	$4,114.4	$4,470.1

Intangible assets consist of the following at May 31, 2013 and 2012:

	May 31, 2013
(in millions)	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$1,772.6	$(39.0)	$1,733.6	$(481.1)	$4.1	$1,256.6
Completed technology	628.8	(48.5)	580.3	(254.9)	36.7	362.1
Product trade names	204.2	—	204.2	(65.9)	—	138.3
Customer relationships	2,429.5	(46.1)	2,383.4	(828.4)	9.9	1,564.9
Non-compete contracts	4.6	—	4.6	(3.8)	—	0.8
Sub-total	5,039.7	(133.6)	4,906.1	(1,634.1)	50.7	3,322.7
Corporate trade names	319.0	(11.5)	307.5	—	—	307.5
Total	$5,358.7	$(145.1)	$5,213.6	$(1,634.1)	$50.7	$3,630.2

	May 31, 2012(1)
(in millions)	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$1,909.5	$(185.7)	$1,723.8	$(469.0)	$74.3	$1,329.1
Completed technology	610.6	—	610.6	(210.2)	—	400.4
Product trade names	189.9	—	189.9	(53.7)	—	136.2
Customer relationships	2,725.4	(306.8)	2,418.6	(871.9)	191.6	1,738.3
Non-compete contracts	4.6	—	4.6	(3.1)	—	1.5
Sub-total	5,440.0	(492.5)	4,947.5	(1,607.9)	265.9	3,605.5
Corporate trade names	336.2	(11.3)	324.9	—	—	324.9
Total	$5,776.2	$(503.8)	$5,272.4	$(1,607.9)	$265.9	$3,930.4

(1)	The May 31, 2012 figures have been corrected to allocate cumulative translation adjustments across the intangible assets categories.

The weighted average useful life of the intangibles at May 31, 2013 is as follows:

Weighted Average Useful Life
Core technology	16 Years
Completed technology	10 Years
Product trade names	14 Years
Customer relationships	15 Years
Non-compete contracts	2 Years
Corporate trade names	Indefinite life

Expected amortization expense, for the intangible assets stated above, for the years ending May 31, 2014 through 2018 is $295.8 million, $278.6 million, $270.5 million, $265.9 million, and $247.9 million, respectively.
Note 7—Debt.
The senior secured credit facilities and all of the notes are guaranteed by Biomet, Inc., and subject to certain exceptions, each of its existing and future wholly-owned domestic subsidiaries. The asset-based revolving credit facility is guaranteed by the Company and secured, subject to certain exceptions, by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts, and certain intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash. The terms and carrying value of each debt instrument at May 31, 2013 and 2012 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	May 31, 2013	May 31, 2012
Debt Instruments
European facility	No Maturity Date	Interest Free	EUR	€1.8	€2.8
				$2.3	$3.5
China facility	January 16, 2016	LIBOR + 2.10%	USD	$6.0	$—
Term loan facility	March 25, 2015	LIBOR + 3.00%	USD	$104.3	$2,234.7
Term loan facility	July 25, 2017	LIBOR + 3.75%	USD	$2,116.8	$—
Term loan facility	March 25, 2015	LIBOR + 3.00%	EUR	€167.8	€835.6
				$217.9	$1,039.6
Term loan facility	July 25, 2017	LIBOR + 4.00%	EUR	€659.4	€—
				$856.4	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD	$—	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	USD	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	EUR	€—	€—
Senior cash pay notes	October 15, 2017	10%	USD	$—	$761.0
Senior PIK toggle notes	October 15, 2017	10.375% - 11.125%	USD	$—	$771.0
Senior subordinated notes	October 15, 2017	11.625%	USD	$—	$1,015.0
Senior notes	August 1, 2020	6.500%	USD	$1,825.0	$—
Senior subordinated notes	October 1, 2020	6.500%	USD	$800.0	$—
Premium on notes				$37.7	$3.0
Total debt				$5,966.4	$5,827.8
The Company has the option to choose the frequency with which it resets and pays interest on its term loans. The Company currently pays interest on the majority of its term loans and interest rate swaps each month. The remaining term loan and swap interest is paid quarterly. Interest on the 6.500% senior notes due 2020 is paid semiannually in February and August. Interest on the 6.500% senior subordinated notes due 2020 is paid semiannually in April and October.
The Company currently elects to use 1-month LIBOR for setting the interest rates on 77% of its U.S. dollar-denominated and 100% of its euro-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan as of May 31, 2013 was 0.19%. The majority of the euro-denominated term loan had a 1-month LIBOR rate of 0.06% as of May 31, 2013. The 3-month LIBOR rate for the U.S. dollar-denominated term loan was 0.28% as of May 31, 2013. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all euro-denominated term loans and dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro-denominated term B loans and dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding euro-denominated term B-1 loans and dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. Through May 31, 2013, the total amount of required payments under the Company’s term loan facilities was $33.5 million. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.2988 and $1.2441, which represents the currency exchange rate from euros to U.S. dollars on May 31, 2013 and May 31, 2012, respectively.
The Company’s revolving borrowing base available under all debt facilities at May 31, 2013 was $787.0 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.
As of May 31, 2013, $11.6 million of financing fees related to the Company’s credit agreement remain in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement. Additionally, $68.9 million of new financing fees related to the refinancing referenced below are also in long-term assets and will be amortized through interest expense over the remaining lives of the new debt instruments.

Each of Biomet, Inc.’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the 6.500% senior notes due 2020 on a senior unsecured basis and the 6.500% senior subordinated notes due 2020 on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured credit facilities. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described within this footnote.
Notes Offerings and Concurrent Tender Offers
On August 8, 2012, Biomet completed its offering of $1,000.0 million aggregate principal amount of new 6.500% senior notes due 2020. Biomet used the net proceeds of that offering to fund a tender offer for any and all of its outstanding 103/8% / 11 1/8% senior PIK toggle notes due 2017 (“Senior Toggle Notes”) including related fees and expenses, to redeem the remaining Senior Toggle Notes not tendered in the tender offer and to redeem $140.0 million aggregate principal amount of the 11 5/8% senior subordinated notes due 2017 (“11 5/8% Senior Subordinated Notes”). Approximately 70% of the Senior Toggle Notes were tendered in August 2012. The remaining Senior Toggle Notes and $140.0 million aggregate principal amount of the 11 5/8% Senior Subordinated Notes were redeemed in September 2012.
On October 2, 2012, Biomet, Inc. completed its offering of $825.0 million aggregate principal amount of 6.500% senior notes due 2020 as part of a further issuance of 6.500% senior notes due 2020. The Company used the net proceeds of this offering to fund a tender offer for any and all of its 10% senior notes due 2017 (“10% Senior Notes”), including related fees and expenses and to redeem 10% Senior Notes not accepted for purchase in such tender offer. Concurrently with this offering, Biomet also completed an offering of $800.0 million aggregate principal amount of 6.500% senior subordinated notes due 2020. Biomet used the net proceeds of the subordinated notes offering together with cash on hand, to fund a tender offer for up to $800.0 million aggregate principal amount of its 11 5/8% Senior Subordinated Notes, including related fees and expenses and to redeem 11 5/8% Senior Subordinated Notes not accepted for purchase in such tender offer, $343.4 million in aggregate principal amount, or approximately 45.12% of the 10% Senior Notes outstanding, were validly tendered and not withdrawn, and $384.2 million aggregate principal amount, or approximately 43.91% of the 11 5/8% Senior Subordinated Notes outstanding, were validly tendered and not withdrawn, in each case as of the early tender deadline of October 1, 2012. On

November 1, 2012, Biomet retired all outstanding 10% Senior Notes and 11 5/8% Senior Subordinated Notes not accepted for purchase in the tender offer using cash on hand and asset-based revolver proceeds.
The Company recorded a loss on the retirement of bonds of $155.2 million during the year ended May 31, 2013 in other (income) expense, related to the tender/retirement of the Senior Toggle Notes, 10% Senior Notes and 11 5/8% Senior Subordinated Notes. The Company wrote off deferred financing fees related to the tender/retirement of the Senior Toggle Notes, 10% Senior Notes and 11 5/8% Senior Subordinated Notes described above and the replacement of the existing cash flow revolvers, asset-based revolver and term loans described below of $17.1 million during the year ended May 31, 2013, in other (income) expense.
Amendment and Restatement Agreement-Senior Secured Credit Facilities
On August 2, 2012, Biomet entered into an amendment and restatement agreement that amended its existing senior secured credit facilities. The amendment (i) extended the maturing of approximately $1,007.2 million of its U.S. dollar-denominated term loans and approximately €631.3 million of its euro-denominated term loans under the credit facility to July 25, 2017 and (ii) refinanced and replaced the then-existing alternative currency revolving credit commitments under the credit facility with a new class of alternative currency revolving credit commitments in an aggregate amount of $165.0 million and refinanced and replaced the then-existing U.S. dollar revolving credit commitments under the credit facility with a new class of U.S. dollar-denominated revolving credit commitments in an aggregate amount of $165.0 million. The new revolving credit commitments will mature on April 25, 2017, except that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200.0 million, then such revolving credit commitments will mature on December 24, 2014. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans will continue to mature on March 25, 2015.
Joinder Agreement
On October 4, 2012, LVB, Biomet and certain subsidiaries of Biomet entered into a joinder agreement (the “Joinder”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, each lender from time to time party thereto and each of the other parties identified as an “Extending Term Lender.” The Joinder was entered into pursuant to that certain Credit Agreement, dated as of September 25, 2007, as amended and restated by that certain Amendment and Restatement Agreement dated as of August 2, 2012 (the “Amendment”), by and among Biomet, LVB, certain subsidiaries of Biomet, Bank of America, N.A. and each lender from time to time party thereto. The Amendment, among other things, provides Biomet with the ability to request an extension of the scheduled maturity dates of its existing term loans in one or more series of tranches.

By entering into the Joinder, the joining lenders have agreed to extend the maturity of (i) approximately $392.7 million of Biomet’s U.S. dollar-denominated term loans and (ii) approximately €32.9 million of Biomet’s euro-denominated term loans, to July 25, 2017. The term loans extended pursuant to the Joinder are on terms identical to the terms loans that were extended pursuant to the Amendment. The remaining term loans of the lenders who have not elected to extend their loans will continue to mature on March 25, 2015.
Refinancing of Asset-Based Revolving Credit Facility
On November 14, 2012, Biomet replaced and refinanced its asset-based revolving credit facility with a new asset-based revolving credit facility that has a U.S. tranche of up to $400.0 million and a European borrower tranche denominated in euros of up to the euro-equivalent of $100.0 million. The European borrower tranche is secured by certain foreign assets of European subsidiary borrowers and the U.S. borrowers under the U.S. tranche guarantee the obligations of any such European subsidiary borrowers (and such guarantees are secured by the current assets collateral that secures the direct obligations of such U.S. borrowers under such U.S. tranche).
Refinancing of U.S. dollar-denominated Term Loan
On December 27, 2012, Biomet completed a $730.0 million add-on to the extended U.S. dollar-denominated term loan. The proceeds from the add-on were used to refinance the non-extended U.S. dollar-denominated term B loan, which was net of fees associated with the add-on closing. The terms of the add-on are consistent with the terms in the Amendment and Restatement Agreement-Senior Secured Credit Facilities explanation above.

As of May 31, 2013 and 2012, short-term borrowings consisted of the following:

(in millions)	May 31, 2013	May 31, 2012
Senior secured credit facilities	$33.3	$34.3
Non-U.S. facilities	7.0	1.3
Total	$40.3	$35.6

Summarized in the table below are the Company’s long-term obligations as of May 31, 2013:

(in millions)	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt (including current maturities)	$5,966.4	$40.3	$348.7	$29.9	$29.9	$2,853.6	$2,664.0

The Company currently is restricted in its ability to pay dividends under various covenants of its debt agreements, including its credit facilities and the indentures governing its notes. The Company does not expect for the foreseeable future to pay dividends on its common stock, and did not during fiscal 2013 or fiscal 2012. Any future determination to pay dividends will depend upon, among other factors, its results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations the Company’s Board of Directors deems relevant.
Note 8—Fair Value Measurements.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair value measurements are principally applied to (1) financial assets and liabilities such as marketable equity securities and debt securities, (2) investments in equity and other securities, and (3) derivative instruments consisting of interest rate swaps. These items are marked-to-market at each reporting period to fair value. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market investments and marketable equity securities.

•
Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include Greek bonds, time deposits, interest rate swaps, pension plan assets (equity securities, debt securities and other) and foreign currency exchange contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•
Level 3 – Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at May 31, 2013 and 2012:

	Fair Value at	Fair Value Measurement Using Inputs Considered as
(in millions)	May 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$93.1	$93.1	$—	$—
Time deposits	31.5	—	31.5	—
Greek bonds	5.6	—	5.6	—
Pension plan assets	137.6	—	137.6	—
Foreign currency exchange contracts	0.5	—	0.5	—
Equity securities	1.4	1.3	—	0.1
Total assets	$269.7	$94.4	$175.2	$0.1
Liabilities:
Interest rate swaps	$54.1	$—	$54.1	$—
Foreign currency exchange contracts	0.6	—	0.6	—
Total liabilities	$54.7	$—	$54.7	$—

	Fair Value at	Fair Value Measurement Using Inputs Considered as
(in millions)	May 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$303.1	$303.1	$—	$—
Time deposit	36.3	—	36.3	—
Greek bonds	6.3	—	6.3	—
Pension plan assets	108.7	—	108.7	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.2	—	—	0.2
Total assets	$454.8	$303.1	$151.5	$0.2
Liabilities:
Interest rate swaps	$76.2	$—	$76.2	$—
Foreign currency exchange contracts	0.2	—	0.2	—
Total liabilities	$76.4	$—	$76.4	$—

Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of May 31, 2013 and 2012, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The estimated fair value of the Company’s long-term debt, including the current portion, at May 31, 2013 and 2012 was $6,090.4 million and $5,978.4 million, respectively, compared to carrying values of $5,966.4 million. and $5,827.8 million, respectively. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using Bloomberg composite quotes. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
During the years ended May 31, 2013, 2012 and 2011, the Company measured nonfinancial long-lived assets and liabilities at fair value in conjunction with the impairments of the spine & bone healing, dental and Europe reporting units. The Company used the income approach to measure the fair value of the reporting unit and related intangible assets. See Note 6 for a full description of key assumptions. The inputs used in the impairment fair value analysis fall within Level 3 due to the significant unobservable inputs used to determine fair value.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Note 9—Derivative Instruments and Hedging Activities.
The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.
Derivatives Designated as Hedging Instruments
Foreign Currency Instruments—Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of May 31, 2013, the Company’s net investment in European subsidiaries totaled €1,757.4 million ($2,282.6 million) and the outstanding principal balance of the euro term loan was €827.2 million ($1,074.3 million) of which €760.7 million ($988.0 million) was designated as a net investment hedge. The difference of €996.7 million ($1,294.6 million) is unhedged as of May 31, 2013. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.
The table below summarizes existing swap agreements at May 31, 2013 and 2012:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			May 31, 2013	May 31, 2012
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 years	EUR	€230.0	September 25, 2007	September 25, 2012	$—	$(3.5)
5 years	EUR	40.0	March 25, 2008	March 25, 2013	—	(1.4)
5 years	EUR	200.0	September 25, 2012	September 25, 2017	(11.3)	(9.5)
5 years	EUR	200.0	September 25, 2012	September 25, 2017	(11.1)	(9.3)
5 years	USD	$585.0	September 25, 2007	September 25, 2012	—	(8.9)
5 years	USD	190.0	March 25, 2008	March 25, 2013	—	(4.2)
5 years	USD	325.0	December 26, 2008	December 25, 2013	(3.8)	(9.0)
5 years	USD	195.0	September 25, 2009	September 25, 2014	(6.7)	(10.5)
2 years	USD	190.0	March 25, 2013	March 25, 2015	(1.7)	(1.0)
3 years	USD	270.0	December 27, 2013	September 25, 2016	(5.2)	(3.8)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(7.5)	(8.0)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(7.4)	(7.9)
Credit valuation adjustment					0.6	0.8
Total interest rate instruments					$(54.1)	$(76.2)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss). Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the years ended May 31, 2013, 2012 and 2011:

(in millions)
Derivatives in cash flow hedging relationship	May 31, 2013	May 31, 2012	May 31, 2011
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$22.0	$20.5	$33.1
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—	—	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—	—
As of May 31, 2013, the effective interest rate, including the applicable lending margin, on 63.48% ($1,410.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 5.51% through the use of interest rate swaps. The effective interest rate on 48.36% (€400.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 5.55% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.85% and 3.67%, respectively. As of May 31, 2013 and 2012, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 6.29% and 7.80%, respectively.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company enters into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of May 31, 2013, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.5 million recorded in prepaid expenses and other, and liabilities of $0.6 million recorded in other accrued expenses.

Note 10—Retirement and Pension Plans.
The Company has a defined contribution profit sharing plan which covers substantially all of the employees, or team members, within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently matches 100% of the team member’s contribution, up to a maximum amount equal to 6% of the team member’s compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2013, 2012 and 2011 were $12.7 million, $11.6 million and $10.9 million, respectively.
The Company’s European executive officers in certain countries were eligible to participate in Europe’s defined contribution plan. Each year, in the Company’s sole discretion, the Company may contribute a percentage of employees’ pensionable salaries based on their age at January 1. The amounts expensed under this profit sharing plan for the years ended May 31, 2013, 2012 and 2011 were $8.0 million, $7.2 million and $6.9 million, respectively.
The Company sponsors various retirement and pension plans, including defined benefit plans, for some of its foreign operations. Many foreign employees are covered by government sponsored programs for which the direct cost to the Company is not significant. Retirement plan benefits are primarily based on the employee’s compensation during the last several years before retirement and the employee’s number of years of service for the Company. Some foreign subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts or reserves are provided. The Company used May 31, 2013, 2012 and 2011 as the measurement date for the foreign pension plans.

Net periodic benefit costs for the Company’s defined benefit plans include the following components:

(in millions)	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Net periodic benefit costs:
Service costs	$2.9	$0.6	$0.8
Interest costs	6.1	6.3	6.8
Expected return on plan assets	(5.1)	(5.6)	(5.1)
Recognized actuarial losses	2.7	1.6	1.1
Net periodic benefit costs:	$6.6	$2.9	$3.6

The following table sets forth information related to the benefit obligation and the fair value of plan assets at May 31, 2013 and 2012 for the Company’s defined benefit retirement plans. The Company maintains no post-retirement medical or other post-retirement plans in the United States.

(in millions)	May 31, 2013	May 31, 2012
Change in Benefit Obligation
Projected benefit obligation—beginning of year	$128.1	$125.3
Service costs	2.9	0.6
Interest costs	6.1	6.3
Plan participant contribution	0.4	—
Actuarial (gains)/losses	20.1	10.2
Benefits paid from plan	(4.2)	(5.2)
Net transfer in	16.6	—
Effect of exchange rates	(2.5)	(9.1)
Projected benefit obligation—end of year	$167.5	$128.1
Accumulated benefit obligation	$165.1	$127.2
Change in Plan Assets
Plan assets at fair value—beginning of year	$108.7	$104.1
Actual return on plan assets	15.5	10.2
Company contribution	7.6	6.3
Plan participant contribution	0.4	—
Benefits paid from plan	(4.0)	(5.0)
Net transfer in	12.1	—
Effect of exchange rates	(2.7)	(6.9)
Plan assets at fair value—end of year	$137.6	$108.7
Unfunded status at end of year	$29.9	$19.4

Amounts recognized in the Company’s consolidated balance sheets consist of the following:

(in millions)	May 31, 2013	May 31, 2012
Deferred income tax asset	$9.5	$6.3
Employee related obligations	29.9	19.4
Other comprehensive income (loss)	(10.0)	(3.0)

Year Ended May 31, 2014
Amounts expected to be recognized in Net Periodic Cost in the coming year for the Company’s defined benefit retirement plans (in millions)
Amortization of net actuarial losses	$4.6

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for periods presented and also the net periodic benefit cost for the following years.

	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Discount rate	4.00%	4.57%	5.50%
Expected long-term rate of return on plan assets	4.20%	4.51%	5.57%
Rate increase in compensation levels	2.70%	2.58%	2.89%

The projected future benefit payments from the Company’s defined benefit retirement plans are $3.9 million for fiscal 2014, $4.6 million for fiscal 2015, $4.3 million for fiscal 2016, $4.5 million for fiscal 2017, $4.7 million for fiscal 2018 and $29.6 million for fiscal 2019 to 2023. The Company expects to pay $3.9 million into the plans during fiscal 2014. In certain countries, the funding of pension plans is not a common practice. Consequently, the Company has several pension plans which are not funded.
The Company’s retirement plan asset allocation at May 31, 2013 was 45% to debt securities, 31% to equity securities, and 24% to other. The Company’s retirement plan asset allocation at May 31, 2012 was 48% to debt securities, 40% to equity securities, and 12% to other.
Strategic asset allocations are determined by country, based on the nature of the liabilities and considering demographic composition of the plan participants (average age, years of service and active versus retiree status). The Company’s plans are considered non-mature plans and the long-term strategic asset allocations are consistent with these types of plans. Emphasis is placed on diversifying on a broad basis combined with currency matching the fixed income assets.
Note 11—Accumulated Other Comprehensive Income (Loss).
Accumulated other comprehensive income (loss) includes currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments and changes in pension assets. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.
Accumulated other comprehensive income (loss) and the related components, net of tax are included in the table below:

(in millions)	May 31, 2013	May 31, 2012
Unrecognized actuarial gains (losses)	$(10.0)	$(3.0)
Foreign currency translation adjustments	35.5	173.7
Unrealized gain (loss) on interest rate swaps	(34.2)	(47.3)
Unrealized gain (loss) on available-for-sale securities	2.8	(0.5)
Accumulated other comprehensive income	$(5.9)	$122.9

The tax effects in other comprehensive income for the fiscal years ended May 31, 2013, 2012 and 2011 related to unrecognized actuarial gain (loss) on pensions assets were $0.1 million benefit, $0.8 million expense and $0.2 million expense, respectively, foreign currency translation adjustments were $4.3 million benefit, $17.8 million benefit and $65.9 million expense, respectively, unrealized gain (loss) on interest rate swaps were $8.8 million expense, $7.8 million expense and $13.6 million expense, respectively, and unrealized loss on available-for-sale securities were $0.1 million expense, $0.0 million expense and $0.9 million benefit, respectively.

The foreign currency translation amount for the fiscal year ended May 31, 2013 reflects a cumulative correction as of June 1, 2012 totaling $43.6 million for the deferred tax impact of prior period foreign currency gains associated with the Company's Euro-denominated term loans that have been designated as a net investment hedge of the Company's European subsidiaries. The correction of these deferred income tax liabilities is reflected as an increase in total comprehensive loss for the year ended May 31, 2013. The Company believes this correction is immaterial to the consolidated financial statements.

Note 12—Share-based Compensation and Stock Plans.
The Company expenses all share-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Share-based compensation expense recognized for the years ended May 31, 2013, 2012 and 2011 was $38.3 million, $16.0 million and $12.7 million, respectively. The increase in the expense was related to the modification that is described below.
On July 2, 2012, LVB launched a tender offer to eligible employees to exchange all of the stock options and restricted stock units held by such employees for new stock options and restricted stock units. Following the expiration of the tender offer on July 30, 2012, LVB accepted for exchange eligible options to purchase an aggregate of 29,821,500 shares of common stock of LVB and eligible restricted stock units underlying an aggregate of 3,665,000 shares of common stock of LVB. In accordance with the terms and conditions of the tender offer, on July 31, 2012, LVB granted 29,821,500 new options and 10,795,000 new restricted stock units in exchange for the cancellation of such tendered options and restricted stock units.
The objective of the tender offer was to provide employees who elected to participate with new options and new restricted stock units, the terms of which preserve the original incentive effect of the Company’s equity incentive programs in light of market and industry-wide economic conditions. The terms of the new stock options differed in respect to the tendered options principally with respect to:

•	Exercise Price—The exercise price for the new stock options was lowered to the current fair value of $7.88 per share.

•
Vesting Periods—All prior options that were vested as of the completion date of the tender offer remain vested. All time-vesting options which were unvested as of the completion date of the tender offer will continue to vest on the same schedule on which they were originally granted. All unvested replacement extended time vesting options and modified performance options will vest on a schedule which is generally two years longer than the original vesting schedule, but in no case past 2017.

•
Performance Vesting Threshold—The new modified performance options will vest over the new vesting period if, as of the end of the Company’s most recent fiscal year ending on or prior to such vesting date, Biomet, Inc. has achieved the EBITDA target for such fiscal year determined by the Compensation Committee of the Board of Directors of the Company on or before the ninetieth (90th) day of such fiscal year and consistent with the Company’s business plan.

The terms of the new restricted stock units are different from the tendered restricted stock units with respect to the vesting schedule, performance conditions and settlement. The new restricted stock units are granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged restricted stock units, the new restricted stock units do not vest in full on May 31, 2016 regardless of satisfaction of the vesting conditions. In addition, following the termination of employment with the Company, new restricted stock units, whether vested or unvested, will be forfeited if such employee provides services to any competitor of the Company. In addition, participants holding new restricted stock units will also receive new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based restricted stock unit. Vested management dividend awards will be paid by cash distributions promptly following each anniversary of the grant date until the earlier of an initial public offering of the Company or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited. The new restricted stock units were granted under the Company’s 2012 Restricted Stock Unit Plan, which was adopted by LVB on July 31, 2012. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the Company’s 2012 Restricted Stock Unit Plan is 14,000,000, subject to adjustment as described in the Plan. The management dividend awards are accounted for as liabilities.
On March 27, 2013, the Compensation Committee of LVB approved and adopted an Amended LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan. The amendment permits certain participants in the Plan to be eligible to elect to receive a cash award with respect to their vested time-based restricted stock units subject to certain conditions, including the satisfaction of certain Company performance thresholds with respect to adjusted

EBITDA and unlevered free cash flow. To the extent the Company performance conditions have been satisfied for the applicable fiscal year, eligible participants will be entitled to elect to receive a cash award based on the fair market value of the Parent's common stock on the first day of the applicable election period, payable in three installments over a two-year period, with respect to their vested time-based restricted stock units and such vested time-based restricted stock unit will be forfeited upon such election. Payment of the cash award is subject to the participants' continued employment through the payment date (other than with respect to a termination by the Company without cause).
During the second quarter of fiscal year 2013, the distributor options were modified to lower the exercise price to the current fair value of $7.88 per share.
Stock Options
The Company grants stock option awards under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”), with the modifications described above. When the 2007 LVB Plan became effective, there were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB Awards to be granted thereunder. Effective December 31, 2010, the 2007 LVB Plan was amended to increase the authorized share pool by 1,000,000 shares. During the year ended May 31, 2013, stock options were granted with an exercise price of $7.88 and a fair value of the underlying stock of $7.88 on the date of the grant and have 10-year terms. The fair value is determined by taking the average value assigned to the Company on a quarterly basis by its Sponsors, three of which have SEC periodic reporting requirements. Vesting of employee stock options are split into two categories: 1) time based options-75% of option grants generally vesting ratably over 5 years and 2) performance based options-25% of stock option grants generally vesting over 5 years, contingent upon the Company achieving certain Adjusted EBITDA targets in each of those years. As of May 31, 2013, there were 2,552,711 shares available for issuance under the 2007 LVB Plan.

In 2008, the Board of Directors of LVB adopted an addendum to the 2007 LVB Plan, which provides for the grant of leveraged equity awards in LVB under the 2007 LVB Plan (the “LVB Leveraged Awards,” and together with the LVB Options, the “LVB Awards”) to certain of the Company’s European employees. LVB Leveraged Awards permit participants to purchase shares of LVB common stock using the proceeds of non-recourse loans from LVB, which shares remain subject to forfeiture and other restrictions prior to the participant’s repayment of the loan. LVB leveraged award shares outstanding were 504,500 shares, 504,500 shares and 504,500 shares as of May 31, 2013, 2012 and 2011, respectively.
Upon termination of a participant’s employment, the 2007 LVB Plan provides that any unvested portion of a participant’s LVB Award will be forfeited, and that the vested portion of his or her LVB Award will expire on the earliest of (1) the date the participant’s employment is terminated for cause, (2) 30 days following the date the participant resigns without good reason, (3) 90 days after the date the participant’s employment is terminated either by us for any reason other than cause, death or disability or by the participant with good reason, (4) one year after the date the participant’s employment is terminated by reason of death or disability, or (5) the tenth anniversary of the grant date of the LVB Award.
Prior to receiving shares of LVB common stock (whether pursuant to the exercise of LVB Options, purchased pursuant to an LVB Leveraged Award or otherwise), participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag along and drag along rights (and, with respect to certain senior members of management, limited re-offer registration and preemptive rights).

The following table summarizes stock option activity for the years ended May 31, 2013, 2012 and 2011:

	Stock Options	Weighted Average Exercise Price
Outstanding, May 31, 2010	35,286,500	$10.00
Granted	2,274,000	10.00
Forfeitures	(2,535,875)	10.00
Outstanding, May 31, 2011	35,024,625	$10.00
Granted	2,594,500	10.00
Forfeitures	(2,867,417)	10.00
Outstanding, May 31, 2012	34,751,708	$10.00
Granted	3,564,600	7.88
Forfeitures	(2,349,019)	7.88
Outstanding, May 31, 2013	35,967,289	$7.88

The weighted average fair value of options granted during the years ended May 31, 2013, 2012 and 2011, was $2.23, $1.76 and $3.21, respectively. The Company estimates the fair value of each option primarily using the Black-Scholes option pricing model. Expected volatilities for grants are generally based on historical volatility of the Company’s competitors’ stock. The risk-free rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of grant. As of May 31, 2013, there was approximately $23.1 million of unrecognized share-based compensation expense related to nonvested employee stock options granted under the Company’s plan and is expected to be recognized over a weighted average period of 3.1 years.
The fair value estimates are based on the following weighted average assumptions:

	May 31, 2013	May 31, 2012
Risk-free interest rate	0.69%	0.87%
Dividend yield	—	—
Expected volatility	30.91%	30.55%
Expected life in years	6.0	6.0

The following table summarizes information about outstanding stock options, as of May 31, 2013 and 2012, that were (a) vested and (b) exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest		Options that are Exercisable
	2013	2012	2013	2012
Number of outstanding options	35,967,289	34,751,708	24,620,247	21,266,528
Weighted average remaining contractual life	6.8 years	6.1 years	6.4 years	5.7 years
Weighted average exercise price per share	$7.88	$10.00	$7.88	$10.00
Intrinsic value	—	—	—	—

Restricted Stock Units
Effective February 10, 2011, the Board of Directors of LVB adopted and approved a Restricted Stock Unit Plan (the “Prior RSU Plan”). Following the expiration of the tender offer with respect to the restricted stock units described above, the Board of Directors of LVB adopted and approved the LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan (the “New RSU Plan” and, together with the Prior RSU Plan, the “RSU Plans”). The new restricted stock units issued pursuant to the tender offer were issued under the New RSU Plan. All of the outstanding restricted stock units issued under the Prior RSU Plan were tendered for exchange pursuant to the tender offer and no restricted stock units issued under the Prior RSU Plan remain outstanding. The aggregate number of shares available for issuance pursuant to the terms of the New RSU Plan is 14,000,000, up to 10,000,000 of which may be time-

based restricted stock units and up to 4,000,000 of which may be performance-based restricted stock units. As of May 31, 2013, there were 946,500 shares available for issuance under the New RSU Plan. The purpose of the RSU Plans is to provide executives and certain key employees with the opportunity to receive stock-based performance incentives to retain qualified individuals and to align their interests with the interests of the stockholders. Under the terms of the RSU Plans, the Compensation Committee of the Board of Directors may grant participants restricted stock units each of which represents the right to receive one share of common stock, subject to certain vesting restrictions and risk of forfeiture. Once granted, restricted stock units are generally expensed over the required service period.  The Company continues to record expense for the Prior RSU Plan. The New RSU Plan requires a liquidity event condition and the incremental expense for the New RSU Plan will be expensed once that condition is met.
The following table summarizes RSU activity for the years ended May 31, 2013, 2012 and 2011:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at May 31, 2010	—	$—
Granted	3,835,000	10.00
Vested	—	—
Forfeited	—	—
Outstanding at May 31, 2011	3,835,000	10.00
Granted	30,000	10.00
Vested	—	—
Forfeited	(200,000)	10.00
Outstanding at May 31, 2012	3,665,000	10.00
Modification impact	(3,665,000)	10.00
Granted	13,631,500	7.88
Vested	—	—
Forfeited	(578,000)	7.88
Outstanding at May 31, 2013	13,053,500	$7.88

The restricted stock units are measured at their grant date fair value. The expense is recognized for the restricted stock units ultimately expected to vest, using the straight line method over the service period, which is estimated at approximately five years from the initial grant date. As of May 31, 2013, there was approximately $18.7 million of unrecognized share-based compensation expense related to nonvested restricted stock units granted under the RSU Plan and is expected to be recognized over a weighted average period of 3.0 years, additionally $102.9 million of expense will be recognized if certain liquidity events occur as detailed in the RSU Plan Agreement.

Note 13—Income Taxes.
The components of loss before income taxes are as follows:

(in millions)	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Domestic	$(747.4)	$(796.1)	$(238.2)
Foreign	6.3	205.3	(826.4)
Total	$(741.1)	$(590.8)	$(1,064.6)

The income tax benefit is summarized as follows:

(in millions)	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Current:
Federal	$13.7	$(9.5)	$(13.3)
State	6.8	3.0	11.1
Foreign	35.5	42.6	53.9
Sub-total	56.0	36.1	51.7
Deferred:
Federal	(169.3)	(83.6)	(43.1)
State	11.9	(0.9)	(51.2)
Foreign	(16.3)	(83.6)	(172.2)
Sub-total	(173.7)	(168.1)	(266.5)
Total income tax benefit	$(117.7)	$(132.0)	$(214.8)

A reconciliation of the statutory federal income tax rate to the Company’s U.S. effective tax rate is as follows:

	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
U.S. statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal deduction	(1.8)	(0.5)	(0.6)
Effect of foreign taxes	(1.6)	(1.1)	(2.8)
Change in liability for uncertain tax positions	2.6	(3.7)	1.7
Goodwill impairment	22.4	17.3	13.9
Change in tax laws and rates	2.0	(2.6)	(4.4)
Tax on foreign earnings, net of foreign tax credits	(5.9)	8.9	0.5
Other	1.4	(5.6)	6.5
Effective tax rate	(15.9)%	(22.3)%	(20.2)%

The components of the net deferred income tax assets and liabilities at May 31, 2013 and 2012 are as follows:

(in millions)	May 31, 2013	May 31, 2012
Deferred income tax assets:
Accounts receivable	$14.1	$22.5
Inventories	68.8	62.8
Accrued expenses	85.7	48.9
Tax benefit of net operating losses, tax credits and other carryforwards	106.3	74.9
Future benefit of uncertain tax positions	13.0	12.1
Stock-based compensation	55.7	39.1
Unrealized mark-to-mark and currency gains and losses	33.9	29.0
Other	11.5	0.7
Deferred income tax assets	389.0	290.0
Less: Valuation allowance	(68.8)	(45.7)
Total deferred income tax assets	320.2	244.3
Deferred income tax liabilities:
Property, plant, equipment and Intangibles	(1,316.2)	(1,390.4)
Unremitted foreign earnings	(4.4)	(36.6)
Other	(9.5)	(22.6)
Total deferred income tax liabilities	(1,330.1)	(1,449.6)
Total net deferred income tax liabilities	$(1,009.9)	$(1,205.3)

The Company’s deferred tax assets include federal, state, and foreign net operating loss carryforwards of $6.1 million, $62.5 million ($40.6 million, net of federal benefit) and $22.4 million, respectively. Federal net operating loss carryforwards available are $17.6 million, which begin to expire in 2029. The Company believes it is more likely than not that it will be able to utilize the federal net operating loss carryforwards. The state and foreign net operating loss carryforwards are from various jurisdictions with various carryforward periods.
Deferred tax assets related to tax credits and other carryforwards total $15.3 million as of May 31, 2013. This includes a deferred tax asset for foreign tax credit carryforwards in the amount of $7.6 million, which begin to expire in 2018. The Company believes it is more likely than not that it will be able to utilize the foreign tax credit carryforwards.
As of May 31, 2013, the Company has a $68.8 million valuation allowance against deferred tax assets. This valuation allowance consists of $5.0 million relating to net deferred tax assets for unrealized losses on investments and $63.8 million for net deferred tax assets related to state and foreign net operating losses that management believes, more likely than not, will not be realized.
The Company has not historically provided for U.S. or additional foreign taxes on the excess of the amount of financial reporting over the tax basis of investments in non-U.S. subsidiaries. A company is not required to recognize a deferred tax liability for the outside basis difference of an investment in a non-U.S. subsidiary or a non-U.S. corporate joint venture that is essentially permanent in duration, unless it becomes apparent that such difference will reverse in the foreseeable future. The excess of financial reporting basis over tax basis of investments in non-U.S. subsidiaries is primarily attributable to the financial restatement of the carrying amount of these investments due to the Merger, adjusted for subsequent accumulation of earnings and losses. It is the Company's practice and intention to continue to permanently reinvest a substantial portion of the reported earnings of its non-U.S. subsidiaries in non-U.S. operations. It is also the Company's practice and intention to continue to permanently reinvest a substantial portion of the excess cash generated by its non-U.S. subsidiaries. Currently, there are no plans to divest any of the Company's investments in non-U.S. subsidiaries. It is not practicable to estimate the amount of deferred tax liability related to excess of financial reporting basis over tax basis in these non-U.S. subsidiaries. To the extent it is determined that any amounts of excess cash will be repatriated, the Company will continue to record a deferred tax liability reflecting the estimated amount of tax that will be payable due to such repatriation. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate repatriation of portions of the earnings currently treated as permanently reinvested, under current tax laws an additional tax provision may be required which could have a material effect on our financial results.

During the fiscal years ended May 31, 2013 and 2012, the Company accumulated additional cash of $52.9 million and $136.7 million at its non-U.S. subsidiaries for which it has no specific plans for permanent reinvestment. This cash is expected to be repatriated to the United States in the form of a taxable distribution. Accordingly, the Company recorded a deferred tax liability of $4.4 million and $36.6 million at May 31, 2013 and 2012, respectively. As of May 31, 2013 and 2012, all other undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested. It is not practicable to estimate the amount of deferred tax liability related to these permanently reinvested earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Unrecognized tax benefits, beginning of period	$63.0	$90.9	$73.8
Addition based on tax positions related to the current year	14.1	10.9	20.0
Addition (reduction) for tax positions of prior periods	1.3	(14.8)	5.2
Reduction related to settlements with tax authorities	—	(0.1)	—
Reduction related to lapse of statute of limitations	—	(23.9)	(8.1)
Unrecognized tax benefits, end of period	$78.4	$63.0	$90.9

Included in the amount of unrecognized tax benefits at May 31, 2013 and 2012 are $78.4 million and $61.5 million, respectively, of tax benefits that would impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to unrecognized tax benefits noted above, the Company accrued interest of $3.8 million and $(1.7) million during the years ended May 31, 2013 and 2012, respectively. The interest benefit for the year ended May 31, 2012 is primarily due to the reduction in accrued interest from the decrease in unrecognized tax benefits due to the lapse of statute of limitations. As of May 31, 2013 and 2012, the Company has recognized a liability for interest of $14.4 million and $10.6 million, respectively. The Company accrued and recognized an immaterial amount of penalties for the years disclosed.
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, Netherlands, Spain, the United Kingdom and the United States. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2009.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of May 31, 2013, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.
Note 14—Segment Reporting.
The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of large joint reconstructive; sports, extremities and trauma (“S.E.T.”); spine & bone healing; dental and other products. Other products consist primarily of microfixation products, autologous therapies, general instruments and operating room supplies. The Company operates in various geographies. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Asia Pacific region.
Net sales by product category for the years ended May 31, 2013, 2012 and 2011 were as follows:

(in millions)	Year Ended May 31, 2013	Year Ended May 31, 2012(1)	Year Ended May 31, 2011(1)
Net sales by product:
Large Joint Reconstructive	$1,696.3	$1,698.8	$1,630.6
Sports, Extremities, Trauma (S.E.T.)	600.1	361.6	319.8
Spine & Bone Healing	291.3	306.8	319.9
Dental	257.0	267.7	269.5
Other	208.2	203.2	192.4
Total	$3,052.9	$2,838.1	$2,732.2

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how the Company presently manages and markets its products.
Net sales by geography for the years ended May 31, 2013, 2012 and 2011 were as follows:

(in millions)	Year Ended May 31, 2013	Year Ended May 31, 2012	Year Ended May 31, 2011
Net sales by geography:
United States	$1,862.2	$1,713.3	$1,659.2
Europe	710.2	702.7	697.8
International(1)	480.5	422.1	375.2
Total	$3,052.9	$2,838.1	$2,732.2

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Long-term assets by geography as of May 31, 2013 and 2012 were as follows:

(in millions)	May 31, 2013	May 31, 2012(2)
Long-term assets(1) by geography:
United States	$336.8	$306.8
Europe	255.7	224.3
International	72.7	62.5
Total	$665.2	$593.6

(1)	Defined as property, plant and equipment.

(2)	Prior year amounts have been corrected to remove balances related to goodwill and intangible assets to conform to the current presentation.

Note 15—Guarantor and Non-guarantor Financial Statements.
Each of Biomet’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet’s senior secured cash flow facilities. Certain amounts reported in the prior year have been corrected to more accurately reflect the allocation of intercompany items between the guarantor and the non-guarantor subsidiaries and to conform to the current period presentation. The Company believes such amounts are immaterial. LVB is neither an issuer nor guarantor of the notes described in Note 7.

The following financial information presents the composition of the combined guarantor subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$35.3	$320.3	$—	$355.6
Accounts receivable, net	—	254.1	277.7	—	531.8
Investments	—	—	—	—	—
Income tax receivable	—	0.9	6.0	—	6.9
Inventories	—	286.9	337.1	—	624.0
Deferred income taxes	—	78.3	41.6	—	119.9
Prepaid expenses and other	—	72.8	61.6	—	134.4
Total current assets	—	728.3	1,044.3	—	1,772.6
Property, plant and equipment, net	—	350.1	315.1	—	665.2
Investments	—	10.9	12.1	—	23.0
Investment in subsidiaries	7,982.8	—	—	(7,982.8)	—
Intangible assets, net	—	2,890.4	739.8	—	3,630.2
Goodwill	—	3,104.0	496.9	—	3,600.9
Other assets	—	88.9	13.9	—	102.8
Total assets	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.3	$—	$7.0	$—	$40.3
Accounts payable	—	63.8	47.7	—	111.5
Accrued interest	56.1	—	0.1	—	56.2
Accrued wages and commissions	—	82.1	68.0	—	150.1
Other accrued expenses	—	141.7	64.3	—	206.0
Total current liabilities	89.4	287.6	187.1	—	564.1
Long-term debt	5,924.8	—	1.3	—	5,926.1
Deferred income taxes	—	942.0	187.8	—	1,129.8
Other long-term liabilities	—	142.9	63.2	—	206.1
Total liabilities	6,014.2	1,372.5	439.4	—	7,826.1
Shareholder’s equity	1,968.6	5,800.1	2,182.7	(7,982.8)	1,968.6
Total liabilities and shareholder’s equity	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7

	May 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$190.1	$302.3	$—	$492.4
Accounts receivable, net	—	227.6	264.0	—	491.6
Investments	—	0.0	2.5	—	2.5
Income tax receivable	—	2.1	2.9	—	5.0
Inventories	—	288.7	254.5	—	543.2
Deferred income taxes	—	42.3	10.2	—	52.5
Prepaid expenses and other	—	48.8	75.3	—	124.1
Total current assets	—	799.6	911.7	—	1,711.3
Property, plant and equipment, net	—	320.1	273.5	—	593.6
Investments	—	10.1	3.8	—	13.9
Investment in subsidiaries	8,562.9	—	—	(8,562.9)	—
Intangible assets, net	—	3,239.3	691.1	—	3,930.4
Goodwill	—	3,271.4	843.0	—	4,114.4
Other assets	—	45.6	11.2	—	56.8
Total assets	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.3	$—	$1.3	$—	$35.6
Accounts payable	—	71.5	44.7	—	116.2
Accrued interest	56.5	—	—	—	56.5
Accrued wages and commissions	—	69.5	52.5	—	122.0
Other accrued expenses	—	106.1	74.1	—	180.2
Total current liabilities	90.8	247.1	172.6	—	510.5
Long-term debt	5,790.0	—	2.2	—	5,792.2
Deferred income taxes	—	1,065.7	192.1	—	1,257.8
Other long-term liabilities	—	131.6	46.2	—	177.8
Total liabilities	5,880.8	1,444.4	413.1	—	7,738.3
Shareholder’s equity	2,682.1	6,241.7	2,321.2	(8,562.9)	2,682.1
Total liabilities and shareholder’s equity	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,922.3	$1,130.6	$—	$3,052.9
Cost of sales	—	745.7	250.8	—	996.5
Gross profit	—	1,176.6	879.8	—	2,056.4
Selling, general and administrative expense	—	764.7	424.7	—	1,189.4
Research and development expense	—	112.8	37.5	—	150.3
Amortization	—	260.6	53.2	—	313.8
Goodwill and intangible asset impairment charge	—	262.3	305.1	—	567.4
Operating income (loss)	—	(223.8)	59.3	—	(164.5)
Other (income) expense, net	572.8	6.1	(2.3)	—	576.6
Income (loss) before income taxes	(572.8)	(229.9)	61.6	—	(741.1)
Tax expense (benefit)	(217.7)	(87.4)	187.4	—	(117.7)
Equity in earnings of subsidiaries	(268.3)	—	—	268.3	—
Net income (loss)	(623.4)	(142.5)	(125.8)	268.3	(623.4)
Other comprehensive income (loss)	13.1	—	(141.9)	—	(128.8)
Total comprehensive income (loss)	$(610.3)	$(142.5)	$(267.7)	$268.3	$(752.2)

	Year Ended May 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,769.8	$1,068.3	$—	$2,838.1
Cost of sales	—	491.9	402.5	—	894.4
Gross profit	—	1,277.9	665.8	—	1,943.7
Selling, general and administrative expense	—	670.2	383.1	—	1,053.3
Research and development expense	—	94.7	32.1	—	126.8
Amortization	—	258.8	68.4	—	327.2
Goodwill and intangible asset impairment charge	—	264.3	265.5	—	529.8
Operating income (loss)	—	(10.1)	(83.3)	—	(93.4)
Other (income) expense, net	477.1	3.1	17.2	—	497.4
Income (loss) before income taxes	(477.1)	(13.2)	(100.5)	—	(590.8)
Tax expense (benefit)	(181.3)	86.8	(37.5)	—	(132.0)
Equity in earnings of subsidiaries	(163.0)	—	—	163.0	—
Net income (loss)	(458.8)	(100.0)	(63.0)	163.0	(458.8)
Other comprehensive income (loss)	13.1	—	(62.0)	—	(48.9)
Total comprehensive income (loss)	$(445.7)	$(100.0)	$(125.0)	$163.0	$(507.7)

	Year Ended May 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,716.5	$1,015.7	$—	$2,732.2
Cost of sales	—	399.7	439.0	—	838.7
Gross profit	—	1,316.8	576.7	—	1,893.5
Selling, general and administrative expense	—	656.0	385.7		1,041.7
Research and development expense	—	88.7	30.7		119.4
Amortization	—	257.6	110.3		367.9
Goodwill and intangible asset impairment charge	—	0.0	941.4		941.4
Operating income (loss)	—	314.5	(891.4)	—	(576.9)
Other (income) expense, net	493.9	(9.8)	3.6	—	487.7
Income (loss) before income taxes	(493.9)	324.3	(895.0)	—	(1,064.6)
Tax expense (benefit)	(187.2)	101.0	(128.6)	—	(214.8)
Equity in earnings of subsidiaries	(543.1)	—	—	543.1	—
Net income (loss)	(849.8)	223.3	(766.4)	543.1	(849.8)
Other comprehensive income (loss)	19.5	(4.0)	266.9	—	282.4
Total comprehensive income (loss)	$(830.3)	$219.3	$(499.5)	$543.1	$(567.4)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2013
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$128.6	$228.2	$111.7	$—	$468.5
Capital expenditures	—	(102.9)	(101.1)	—	(204.0)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(277.5)	(2.5)	—	(280.0)
Other	—	(2.5)	(2.1)	—	(4.6)
Cash flows provided by (used in) investing activities	—	(382.9)	(105.7)	—	(488.6)
Proceeds under revolvers/facility	80.0	—	6.6	—	86.6
Payments under revolvers/facility	(80.0)	—	(0.6)	—	(80.6)
Proceeds from senior and senior subordinated notes due 2020 and term loans	3,396.2	—	—	—	3,396.2
Tender/retirement of senior notes due 2017 and term loans	(3,423.0)	—	—	—	(3,423.0)
Payment of fees related to refinancing activities	(79.0)	—	—	—	(79.0)
Other	(22.8)	(0.1)	(12.0)	—	(34.9)
Cash flows used in financing activities	(128.6)	(0.1)	(6.0)	—	(134.7)
Effect of exchange rate changes on cash	—	—	18.0	—	18.0
Increase (decrease) in cash and cash equivalents	—	(154.8)	18.0	—	(136.8)
Cash and cash equivalents, beginning of period	—	190.1	302.3	—	492.4
Cash and cash equivalents, end of period	$—	$35.3	$320.3	$—	$355.6

	Year Ended May 31, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$36.7	$63.0	$277.6	$—	$377.3
Proceeds from sales/maturities of investments	—	42.1	—	—	42.1
Capital expenditures	—	(89.9)	(89.4)	—	(179.3)
Other	—	(1.5)	(5.3)	—	(6.8)
Cash flows provided by (used in) investing activities	—	(49.3)	(94.7)	—	(144.0)
Payments under senior secured credit facilities	(35.4)	—	—	—	(35.4)
Other	(1.3)	—	(1.4)	—	(2.7)
Cash flows used in financing activities	(36.7)	—	(1.4)	—	(38.1)
Effect of exchange rate changes on cash	—	—	(30.6)	—	(30.6)
Increase in cash and cash equivalents	—	13.7	150.9	—	164.6
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8
Cash and cash equivalents, end of period	$—	$190.1	$302.3	$—	$492.4

	Year Ended May 31, 2011
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$49.7	$182.5	$147.9	$—	$380.1
Proceeds from sales/maturities of investments	—	59.3	—	—	59.3
Purchases of investments	—	(78.7)	—		(78.7)
Capital expenditures	—	(81.4)	(92.6)	—	(174.0)
Other	—	(8.8)	(2.8)	—	(11.6)
Cash flows provided by (used in) investing activities	—	(109.6)	(95.4)	—	(205.0)
Payments under senior secured credit facilities	(34.8)	—	—	—	(34.8)
Other	(14.9)	—	(1.7)	—	(16.6)
Cash flows used in financing activities	(49.7)	—	(1.7)	—	(51.4)
Effect of exchange rate changes on cash	—	—	15.0	—	15.0
Increase in cash and cash equivalents	—	72.9	65.8	—	138.7
Cash and cash equivalents, beginning of period	—	103.5	85.6	—	189.1
Cash and cash equivalents, end of period	$—	$176.4	$151.4	$—	$327.8

Note 16—Contingencies.
The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies at May 31, 2013 and May 31, 2012 of $63.5 million and $25.5 million, respectively, primarily relate to certain product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation described below.
Other than the Massachusetts U.S. Department of Justice EBI products investigation and certain product liability claims, for which the estimated loss is included in the accrual referenced above, given the relatively early stages of the other governmental investigations and other product liability claims described below, and the complexities involved in these matters, the Company is unable to estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.
U.S. Department of Justice Consulting Agreement Investigation
On September 27, 2007, Biomet entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concluded the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute.
Through the agreement, the U.S. Attorney’s Office agreed not to prosecute Biomet in connection with this matter, provided that Biomet satisfied its obligations under the agreement over the 18 months following the date of the Deferred Prosecution Agreement. The agreement called for the appointment of an independent monitor to review Biomet’s compliance with the agreement, particularly in relation to its consulting agreements. On March 27, 2009, the Deferred Prosecution Agreement expired and the complaint was dismissed with prejudice.
As part of the resolution of this matter, Biomet also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conduct and Ethics and certain other provisions, including reporting requirements. Biomet submitted its final report under the Corporate Integrity Agreement with the Office of the Inspector General (“OIG-HHS”) and received confirmation in January 2013 from OIG-HHS that its obligations under the agreement have terminated.
U.S. Department of Justice EBI Products Investigations and Other Matters
In June 2013, Biomet received a subpoena from the U.S. Attorney's Office for the District of New Jersey requesting various documents relating to the fitting of custom-fabricated or custom-fitted orthoses, or bracing, to patients in New Jersey, Texas and Washington. The Company is currently in the process of evaluating the scope of the subpoena and intends to fully cooperate with the request of the U.S. Attorney's Office. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.
In February 2010, Biomet received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and the Company’s Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’ spinal products. Biomet is cooperating with the request of the Office of the Inspector General. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.
In April 2009, Biomet received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to the Company’s EBI subsidiary’s non-invasive bone growth stimulators. It is the Company’s understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. The Company received subsequent subpoenas in connection with the investigation in September 2009, June 2010, February 2011 and March 2012 along with several informal requests for information. Biomet has produced responsive documents and is fully cooperating in the investigation.

In April 2009, the Company became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the United States District Court for the District of Massachusetts, where it is currently pending. Biomet, Parent, and several of the Company’s competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above-referenced administrative subpoenas. The U.S. government has not intervened in the action. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this investigation or its final outcome.
U.S. Department of Justice Civil Division Investigation
In September 2010, Biomet received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice—Civil Division pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that Biomet, OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee™ (a registered trademark of OtisMed) knee replacement system. The Company has produced responsive documents and is fully cooperating in the investigation.
U.S. Securities and Exchange Commission (“SEC”) Informal Investigation
On September 25, 2007, Biomet received a letter from the SEC informing the Company that it was conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, or shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. On November 9, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC also be provided to the Department of Justice on a voluntary basis.
On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor has been appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. The monitor has divided his review into three phases. The first phase consisted of the monitor familiarizing himself with the Company's global compliance program and assessed the effectiveness of the program. The second phase provides for a period of time in which the Company is allowed the opportunity to implement the monitor's various recommendations based upon the monitor's assessment of the effectiveness of the program. The third phase commenced in June 2013 and consists of the monitor performing transactional testing on the effectiveness of the Company's global compliance program, including transactional testing of enhanced compliance programs that were implemented in response to the monitor's recommendations. The Company also agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ, which was paid in the fourth quarter of fiscal year 2012. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation.
The Company contemporaneously reached a Consent Agreement with the SEC to settle civil claims related to this matter. As part of the Consent Agreement, Biomet agreed to the SEC’s entry of a Final Judgment requiring Biomet to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million, which was paid in the fourth quarter of fiscal year 2012.

Product Liability
The Company has received claims for personal injury associated with its metal-on-metal hip products. The pre-trial management of certain of these claims has been consolidated in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The Company believes the number of claims continues to increase incrementally due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company’s accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow.
Future revisions in the Company’s estimates of these provisions could materially impact its results of operations and financial position. The Company uses the best information available to determine the level of accrued product liabilities, and the Company believes its accruals are adequate. The Company has maintained product liability insurance coverage for a number of years on a claims-made basis. All such insurers have been placed on notice of these claims. To date, the insurance companies have neither accepted nor denied coverage, and an issue may arise as to which policy or policies are to respond. The amounts incurred to date in connection with these claims have not exceeded the Company’s self-insured retention(s).

Intellectual Property Litigation
On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. The lawsuit seeks damages in an amount yet to be determined and injunctive relief. Prior to the filing of this lawsuit, on March 8, 2013, we had filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue. We are vigorously defending this matter and believe that our defenses against infringement are valid and meritorious. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.
In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its current lines of European bone cements, which were first marketed in 2005. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. On December 20, 2012, the trial court ruled that Biomet did not misappropriate trade secrets and consequently dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH (“Biomet Switzerland”) remains as the only defendant in the lawsuit and the trial court has ruled that Heraeus Kulzer will not be permitted to review certification materials of Biomet Switzerland for purposes of determining whether there is any evidence that would support a claim of trade secret misappropriation by that entity. The trial court’s decision remains subject to appeal by Heraeus Kulzer and the Company is continuing to vigorously defend this matter.

Other Matters
There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company accrues for losses that are deemed to be probable and subject to reasonable estimate.
Based on the advice of the Company’s counsel in these matters, it is unlikely that the resolution of any of these matters and any liabilities in excess of amounts provided will be material to the Company’s financial position, results of operations or cash flows.

Note 17—Related Parties.
Management Services Agreement
Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $11.0 million, $10.3 million and $10.1 million for the years ended May 31, 2013, 2012 and 2011, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

Amended and Restated Limited Liability Company Operating Agreement of Holding
On September 27, 2007, certain investment funds associated with or designated by the Sponsors (the “Sponsor Funds”) entered into an amended and restated limited liability company operating agreement, or the “LLC Agreement,” in respect of Holding. The LLC Agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and other corporate governance provisions (including the right to approve various corporate actions).
Pursuant to the LLC Agreement, each of the Sponsors has the right to nominate, and has nominated, two directors to Biomet’s and LVB’s Board of Directors and also is entitled to appoint one non-voting observer to the Board of Directors for so long as such Sponsor remains a member of Holding. In addition to their right to appoint non-voting observers to the Board of Directors, certain of the Sponsor Funds have certain other management rights to the extent that any such Sponsor Fund is required to operate as a “venture capital operating company” as defined in the regulations issued by the U.S. Department of Labor at Section 2510.3-101 of Part 2510 of Chapter XXV, Title 29 of the Code of Federal Regulations, or any successor regulations. Each Sponsor’s right to nominate directors is freely assignable to funds affiliated with such Sponsor, and is assignable to non-affiliates of such Sponsor only if the assigning Sponsor transfers its entire interest in Holding not previously transferred and only with the prior written consent of the Sponsors holding at least 70% of the membership interests in Holding, or “requisite Sponsor consent”. In addition to their rights under the LLC Agreement, the Sponsors may also appoint one or more persons unaffiliated with any of the Sponsors to the Board of Directors. Following Purchaser’s purchase of the Shares tendered in the Offer, the Sponsors jointly appointed Dane A. Miller, Ph.D. and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors.
Pursuant to the LLC Agreement, each director has one vote for purposes of any Board of Directors action, and all decisions of the Board of Directors require the approval of a majority of the directors designated by the Sponsors. In addition, the LLC Agreement provides that certain major decisions regarding the Company or its parent companies require the requisite Sponsor consent.
The LLC Agreement includes certain customary agreements with respect to restrictions on the issuance or transfer of interests in Biomet and LVB, including preemptive rights, tag-along rights and drag-along rights.
The Co-Investors have also been admitted as members of Holding, both directly and through Sponsor-controlled investment vehicles. Although the Co-Investors are therefore parties to the LLC Agreement, they have no rights with respect to the election of Biomet’s or LVB’s directors or the approval of its corporate actions.
The Sponsors have also caused Holding and Parent to enter into an agreement with the Company obligating the Company and Parent to take all actions necessary to give effect to the corporate governance, preemptive rights, transfer restriction and certain other provisions of the LLC Agreement, and prohibiting the Company and Parent from taking any actions that would be inconsistent with such provisions of the LLC Agreement.

Registration Rights Agreement
The Sponsor Funds and the Co-Investors also entered into a registration rights agreement with Holding, LVB and Biomet upon the closing of the Transactions. Pursuant to this agreement, the Sponsor Funds have the power to cause Holding, LVB and Biomet to register their, the Co-Investors’ and certain other persons’ equity interests under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The agreement also entitles the Sponsor Funds and the Co-Investors to participate in any future registration of equity interests under the Securities Act that Holding, LVB or Biomet may undertake.
On August 8, 2012 and October 2, 2012, Goldman, Sachs & Co. and the other initial purchasers of the new senior notes and new senior subordinated notes entered into registration rights agreements with Biomet. Pursuant to these agreements, Biomet is obligated, for the sole benefit of Goldman, Sachs & Co. in connection with its market-making activities with respect to the new senior notes and new senior subordinated notes, to file a registration statement under the Securities Act in a form approved by Goldman, Sachs & Co. and to keep such registration statement continually effective for so long as Goldman, Sachs & Co. may be required to deliver a prospectus in connection with transactions in senior and senior subordinated notes due 2020 and to supplement or make amendments to such registration statement as when required by the rules and regulations applicable to such registration statement.

Management Stockholders’ Agreements
On September 13, 2007 and November 6, 2007, Holding, LVB and the Sponsor Funds entered into stockholders agreements with certain of the Company’s senior executives and other management stockholders. Pursuant to the terms of the LVB Acquisition, Inc. Management Equity Incentive Plan, LVB Acquisition, Inc. Restricted Stock Unit Plan and LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan, participants who exercise their vested options or settle their vested restricted stock units are required to become parties to the agreement dated November 6, 2007. The stockholder agreements contain agreements among the parties with respect to restrictions on the transfer and issuance of shares, including preemptive, drag-along, tag-along, and call/put rights.
Consulting Agreements
On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller, Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.4 million, $0.4 million and $0.3 million for the years ended May 31, 2013, 2012 and 2011, respectively.
Indemnification Priority Agreement
On January 11, 2010, Biomet and LVB entered into an indemnification priority agreement with the Sponsors (or certain affiliates designated by the Sponsors) pursuant to which Biomet and LVB clarified certain matters regarding the existing indemnification and advancement of expenses rights provided by Biomet and LVB pursuant to their respective charters and the management services agreement described above. In particular, pursuant to the terms of the indemnification agreement, Biomet acknowledged that as among Biomet, LVB and the Sponsors and their respective affiliates, the obligation to indemnify or advance expenses to any director appointed by any of the Sponsors will be payable in the following priority: Biomet will be the primary source of indemnification and advancement; LVB will be the secondary source of indemnification and advancement; and any obligation of a Sponsor-affiliated indemnitor to indemnify or advance expenses to such director will be tertiary to Biomet’s and, then, LVB obligations. In the event that either Biomet or LVB fails to indemnify or advance expenses to any such director in contravention of its obligations, and any Sponsor-affiliated indemnitor makes any indemnification payment or advancement of expenses to such director on account of such unpaid liability, such Sponsor-affiliated indemnitor will be subrogated to the rights of such director under any such Biomet or LVB indemnification agreement.

Equity Healthcare
Effective January 1, 2009, Biomet entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of May 31, 2013, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.
Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by the Company; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to the Company at no cost or reduced cost.
Equity Healthcare is an affiliate of Blackstone, with whom Michael Dal Bello and Chinh Chu, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.

There were payments of $0.1 million made during each of the years ended May 31, 2013, 2012 and 2011.
Core Trust Purchasing Group Participation Agreement
Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.8 million, $0.5 million and $0.2 million for the years ended May 31, 2013, 2012 and 2011, respectively.
Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating Biomet’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of the Company’s purchases under the Participation Agreement to an affiliate of Blackstone, with whom Michael Dal Bello and Chinh Chu, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.
Refinancing Activities
Goldman Sachs served as a dealer manager and arranger for the refinancing activities explained in Note 7 – Debt and received fees of $1.3 million during the year ended May 31, 2013 for their services. Goldman Sachs also received an underwriting discount of $2.3 million during the first quarter of fiscal year 2013 as one of the initial purchasers of the $1.0 billion aggregate principal amount note offering of 6.50% senior notes due 2020, an underwriting discount of $2.6 million during the second quarter of fiscal year 2013 as of one the initial purchasers of the $825.0 million aggregate principal amount note add-on offering to the 6.50% senior notes due 2020 and an underwriting discount of $2.5 million during the second quarter of fiscal year 2013 as one of the initial purchasers of the $800.0 million aggregate principal amount note offering of the 6.50% senior subordinated notes due 2020 described in Note 7 — Debt.

Other
Biomet currently holds interest rate swaps with Goldman Sachs. As part of this relationship, the Company receives information from Goldman Sachs that allows it to perform effectiveness testing on a monthly basis.
Biomet may from time to time, depending upon market conditions, seek to purchase debt securities issued by Biomet or its subsidiaries in open market or privately negotiated transactions or by other means. Biomet understands that its indirect controlling stockholders may from time to time also seek to purchase debt securities issued by the Company or its subsidiaries in open market or privately negotiated transactions or by other means.
The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies, to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $2.2 million, $1.9 million and $0.7 million during the years ended May 31, 2013, 2012 and 2011, respectively.
Capital Contributions and Share Repurchases
At the direction of LVB, Biomet funded the repurchase of common shares of its parent company of $0.1 million, $1.3 million and $3.7 million for the years ended May 31, 2013, 2012 and 2011, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions for the years ended May 31, 2013, 2012 and 2011.
Note 18—Subsequent Events.
Le Locle Facility closure

On July 16, 2013, Biomet, Inc. issued a press release announcing that the Company will close its manufacturing facility in Le Locle, Switzerland. The facility will cease a majority of its production by June 2014.

Financial Statement Schedules
Biomet, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts
For the years ended May 31, 2013, 2012 and 2011:

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful receivables:
For the year ended
May 31, 2013	$36.5	$17.7	$ (0.5)(B)	$ (20.2)(A)(C)	$33.5
For the year ended
May 31, 2012	$38.2	$15.7	$ (16.2)(B)	$ (1.2)(A)	$36.5
For the year ended
May 31, 2011	$40.6	$13.8	$ (12.3)(B)	$ (3.9)(A)	$38.2

(A)	Uncollectible accounts written off.

(B)	Primarily effect of foreign currency translation.

(C)	Includes $5.1 million related to the bracing divestiture.

Quarterly Results (Unaudited)
Fiscal 2013

•
Net loss for the third and fourth quarters of fiscal 2013 were impacted by goodwill and intangible asset impairment charges of $567.4 million of which $334.1 million was recorded during the third quarter, primarily due to the impact of continued austerity measures on procedural volumes and pricing in certain European countries for our Europe reporting unit and declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends for our dental reconstructive reporting unit.

	Quarter ended
(in millions)	August 31, 2012	November 30, 2012	February 28, 2013	May 31, 2013	Fiscal year ended May 31, 2013
Fiscal 2013
Net sales	$707.4	$790.1	$771.5	$783.9	$3,052.9
Gross profit	479.3	554.1	499.6	523.4	2,056.4
Net loss	(31.5)	(66.2)	(304.5)	(221.2)	(623.4)

Fiscal 2012

•
Net loss for the fourth quarter of fiscal 2012 was impacted by a goodwill and intangible asset impairment charge of $529.8 million primarily related to evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix in our dental reconstructive reporting unit and declining growth rates as compared to the original merger assumptions for our spine & bone healing reporting unit.

	Quarter ended
(in millions)	August 31, 2011	November 30, 2011	February 29, 2012	May 31, 2012	May 31, 2012
Fiscal 2012
Net sales	$664.6	$725.1	$708.9	$739.5	$2,838.1
Gross profit	449.3	490.2	489.2	515.0	1,943.7
Net loss	(39.2)	(14.0)	(16.5)	(389.1)	(458.8)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. Each of LVB Acquisition, Inc. and Biomet, Inc. maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by LVB Acquisition, Inc. and Biomet, Inc., including LVB Acquisition, Inc. and Biomet, Inc.’s consolidated entities, in the reports that LVB Acquisition, Inc. and Biomet, Inc. files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, LVB Acquisition, Inc. and Biomet, Inc. each completed an evaluation under the supervision and with the participation of senior management, including LVB Acquisition, Inc. and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of LVB Acquisition, Inc.’s and Biomet, Inc.’s respective disclosure controls and procedures as of May 31, 2013. Based on this evaluation, LVB Acquisition, Inc.’s and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer concluded that LVB Acquisition, Inc.’s and Biomet, Inc.’s disclosure controls and procedures were effective as of May 31, 2013.
(b) Management’s Report on Internal Control over Financial Reporting. Management of each of LVB Acquisition, Inc. and Biomet, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of LVB Acquisition, Inc. and Biomet, Inc., respectively; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of LVB Acquisition, Inc. and Biomet, Inc., respectively are being made only in accordance with authorizations of management and directors of LVB Acquisition, Inc. and Biomet, Inc. as the case may be; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of LVB Acquisition, Inc.’s and Biomet, Inc.’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Each of LVB Acquisition, Inc.’s and Biomet, Inc.’s management conducted an assessment of the effectiveness of LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). LVB Acquisition, Inc.’s and Biomet, Inc.’s management concluded that each of LVB Acquisition, Inc. and Biomet, Inc. did maintain effective internal control over financial reporting as of May 31, 2013, based on the criteria established in the COSO Report.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(c) Changes in Internal Control. There were no changes in either LVB Acquisition, Inc. or Biomet, Inc.’s internal control over financial reporting in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
The following table sets forth the name, age and position of (1) our directors and (2) our executive officers.

Name	Age	Position
Jeffrey R. Binder	50	President and Chief Executive Officer, Director
Jonathan J. Coslet	48	Director
Michael Dal Bello	42	Director
Adrian Jones	49	Director
Max C. Lin	32	Director
Chinh E. Chu	46	Director
Michael Michelson	62	Director
Dane A. Miller, Ph.D.	67	Director
Andrew Y. Rhee	36	Director
Jeffrey K. Rhodes	38	Director
Bareld J. Doedens	54	Senior Vice President; President of Biomet 3i, LLC
Robin T. Barney	52	Senior Vice President, World Wide Operations
Sujata T. Dayal	50	Corporate Vice President and Chief Compliance Officer
Glenn L. Criser	49	Senior Vice President, Quality, Regulatory and Clinical Affairs
Daniel P. Hann	58	Senior Vice President, Business Development
Daniel P. Florin	49	Senior Vice President and Chief Financial Officer
Adam R. Johnson	36	Senior Vice President; President of EBI, LLC and Biomet Microfixation, LLC
Jon C. Serbousek	52	Senior Vice President; President of Biomet Biologics, LLC
Bradley J. Tandy	54	Senior Vice President, General Counsel and Secretary
Margaret M. Taylor	57	Senior Vice President—Human Resources
Renaat Vermeulen	56	Senior Vice President; President of Biomet Europe, Middle East and Africa
J. Pat Richardson	53	Vice President—Corporate Controller

Jeffrey R. Binder has been a director and President and Chief Executive Officer since February 2007. Prior to this appointment, Mr. Binder served as Senior Vice President of Diagnostic Operations of Abbott Laboratories from January 2006 to February 2007. Mr. Binder previously served as President of Abbott Spine from June 2003 to January 2006, and as President and Chief Executive Officer of Spinal Concepts from 2000 to June 2003.
Jonathan J. Coslet has been a director since July 2007. Mr. Coslet has been a Partner of TPG since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Mr. Coslet serves on the board of directors of IASIS Healthcare Corp., The Neiman Marcus Group, Inc., J. Crew Group, Inc., Petco Animal Supplies, Inc. and Quintiles Transnational Corp.
Michael Dal Bello has been a director since July 2007. Mr. Dal Bello is a Managing Director in the Private Equity Group of The Blackstone Group and has been with Blackstone since 2002. Mr. Dal Bello serves on the board of directors of Alliant, Apria Healthcare Group, Catalent Pharma Solutions, Inc., Emdoen, Team Health Finance LLC and Vanguard Health Systems, Inc.
Adrian Jones has been a director since July 2007. Mr. Jones has been a Managing Director of Goldman, Sachs & Co. since 2002 and has worked at Goldman, Sachs & Co. since 1994. Mr. Jones serves on the board of directors of Dollar General Corporation, Education Management Corporation, HealthMarkets, Inc. and Michael Foods, Inc.

Max C. Lin has been a director since 2011. Mr. Lin is a Principal in the health care industry team at Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”). Mr. Lin joined KKR in 2005 and has been involved with the firm’s investments in HCA Holdings, Inc. and The Nielsen Company. Prior to working at KKR, he was with Morgan Stanley in its Financial Sponsors Group.
Chinh E. Chu has been a director since April 2013 and previously served as a director from July 2007 to September 2007. Mr. Chu is a senior managing director of The Blackstone Group, which he joined in 1990. Mr. Chu serves on the board of directors of HealthMarkets, Inc., DJO Global, Bank United, Bayview, Alliant, Catalent and Freescale.
Michael Michelson has been a director since July 2007. Mr. Michelson has been a member of KKR Management LLC, the general partner of KKR & Co. L.P. since October 1, 2009. Previously, he was a member of the limited liability company, which served as the general partner of Kohlberg Kravis Roberts & Co. L.P. He has been employed by KKR since 1981. Mr. Michelson serves on the board of directors of HCA Holdings, Inc.
Dane A. Miller, Ph.D. has been a director since July 2007. Dr. Miller is one of our four founders and served as our President, Chief Executive Officer and a director from 1977 until 2006. Dr. Miller serves on the board of directors of ForeTravel, Inc., the Indiana Economic Development Corporation, the University of Chicago Health Systems and the World Craniofacial Foundation.
Andrew Y. Rhee has been a director since 2009. Mr. Rhee is a Vice President in the Merchant Banking Division of Goldman, Sachs & Co., and has been with Goldman since 1998. Mr. Rhee serves on the board of directors of Drayer Physical Therapy Institute, LLC.
Jeffrey K. Rhodes has been a director since November 2012 and has been a Principal of TPG Global, LLC since 2005 and serves on the board of directors of Immucor, Inc., IMS Health, Surgical Care Affiliates and Par Pharmaceutical Companies. Pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Holding, TPG has the right to nominate two directors to the Parent Board and to the board of directors of Biomet.
Robin T. Barney has been Senior Vice President, World Wide Operations since September 2008. Prior to joining Biomet in 2007, Ms. Barney served as Vice President, Worldwide Operations of DePuy, a Johnson & Johnson company. Ms. Barney joined Johnson & Johnson in 1992 and held various leadership roles within Operations for their Codman & Shurtleff, DePuy Orthopeadics and DePuy Spine units.
Sujata T. Dayal has been Corporate Vice President and Chief Compliance Officer since February 2009. Prior thereto, Ms. Dayal was a Partner at Karmact, LLC, a regulatory and compliance consulting firm from July 2008 to February 2009. Prior thereto, she was an Ethics and Compliance Officer—Pharmaceutical Products, Abbot Laboratories from September 2003 to May 2008.
Glenn L. Criser has been Senior Vice President Global Regulatory, Clinical and Quality of Biomet since September, 2012. Prior thereto, he was Senior Vice President of Quality, Regulatory and Division Counsel of Biomet 3i, LLC from May, 2009 to September, 2012. Prior thereto, Mr. Criser served as Vice President and Division Counsel of Biomet 3i, Inc.. from January, 2000 to May, 2009. Prior thereto, he was the General Counsel of Implant Innovations, Inc. from February, 1997 to January, 2000. Prior to working for Biomet and Implant Innovations, Inc., Mr. Criser was a partner with the law firm of Steel, Hector & Davis.
Bareld J. Doedens has been Senior Vice President; President of Biomet 3i, LLC since February 2013. Prior to that he was Vice President Global CAD/CAM for Sirona Dental Systems from October 2008 to January 2013 and Vice President – Business Development for Sirona Dental Systems from April 2007 through October 2008. Mr. Doedens was the President of EBI, L.P. from 2006 through 2007. He was President of Biomet 3i, Inc. from 1999 through 2005.
Daniel P. Florin has been Senior Vice President and Chief Financial Officer since June 2007. Prior thereto, Mr. Florin served as Vice President and Corporate Controller for Boston Scientific Corporation since 2001. Prior to being appointed as Corporate Controller in 2001, Mr. Florin served in financial leadership positions within Boston Scientific Corporation and its various business units since July 1995.
Daniel P. Hann has been Senior Vice President, Business Development since January 2011. Prior thereto, Mr. Hann served as an independent consultant to Biomet from March 2007 to January 2011. Mr. Hann previously served as Executive Vice President of Administration of Biomet from February 2007 to March 2007, Interim President and Chief Executive Officer of Biomet from March 2006 to February 2007 and as Senior Vice President, General Counsel and Secretary of Biomet from 1989 to March 2006.
Adam R. Johnson has been Senior Vice President; President of EBI, LLC since June 2012 and is currently serving as the President of Biomet Microfixation and has been in that role since August 2007. Mr. Johnson served as the Vice President of Global Marketing for Biomet Microfixation from 2006 until his promotion in August 2007. Prior to that Mr. Johnson was the Director of Global Marketing for RTI Biologics.
Jon C. Serbousek has been Senior Vice President; President of Biomet Biologics since March 2013; and prior thereto served as Group President of Biomet Orthopedics from May 2011 to March 2013 and as Senior Vice President; President of Biomet Orthopedics, LLC from March 2008 to May 2011. For the previous eight years, Mr. Serbousek held diverse general management roles with Medtronic in the areas of Spinal Reconstruction, International, New Technology Development and most recently, worldwide Vice-President and General Manager, Biologics.
Bradley J. Tandy has been Senior Vice President, General Counsel and Secretary since April 2007. Prior thereto, Mr. Tandy served as Senior Vice President, Acting General Counsel and Secretary from January 2007 to April 2007, and Senior Vice President, Acting General Counsel, Secretary and Corporate Compliance Officer from March 2006 to January 2007. Mr. Tandy previously served as Vice President, Assistant General Counsel and Corporate Compliance Officer at Biomet from January 1999 to March 2006.
Margaret M. Taylor has been Senior Vice President, Human Resources since August 2007. Prior thereto, Ms. Taylor served as Vice President of Human Resources for the Diagnostics Division of Abbott Laboratories from April 2000 to August 2007.
Renaat Vermeulen has been Senior Vice President; President of Biomet EMEA since July 2010. Since his arrival at the Company in 1994, Mr. Vermeulen has held many positions of increasing responsibility until his most recent position of Vice President—Sales, Marketing and R&D, Biomet Europe.
J. Pat Richardson has been Vice President and Corporate Controller since October 2012 and has previously held the positions of Vice President – Finance, World Wide Orthopedics Group from July 2011 to October 2012, Vice President – Finance, Financial Planning & Analysis from June 2007 to July 2011 and Vice President – Interim Chief Financial Officer and Treasurer from March 2007 to June 2007. Mr. Richardson has 18 years of financial officer/controller experience and seven years of public accounting and auditing experience. Prior to joining Biomet in March 2007, Mr. Richardson served in financial leadership positions within various Johnson & Johnson business units (Cordis: Vice President, Finance – Cardiology from August 2006 to March 2007 and Group Controller – Cardiology from April 2004 to August 2006; DePuy Orthopaedics: Vice President, Finance – Orthopaedics from June 1997 to April 2004) and held various positions at Ball-Foster Glass Container Co. and was an audit manager at Price Waterhouse.
LVB’s Board of Directors consists of ten directors. Pursuant to the amended and restated limited liability company agreement of Holding, each of Biomet’s Sponsors has the right to nominate, and have nominated, two directors to serve on the Board of Directors. Following Purchaser’s purchase of the Biomet’s shares tendered in the Offer, the Sponsors jointly appointed Dr. Miller and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors. Biomet’s Board of Directors presently considers none of our directors to be independent (as independence is defined by Rule 4200(a)(15) of the NASDAQ Stock Market LLC marketplace rules). As discussed in “Executive Compensation” below, following the Transactions Biomet’s common stock was no longer listed on the NASDAQ National Market. For more information regarding the rights of the Sponsors to nominate directors and other related arrangements, see “Certain Relationships and Related Party Transactions—Amended and Restated Limited Liability Company Operating Agreement of LVB Acquisition Holding, LLC.” Because of these requirements, together with Parent’s 100% ownership of our common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.
Each of Messrs. Chu, Coslet, Dal Bello, Jones, Lin, Michelson, Rhee and Rhodes is a partner, member or employee of an entity affiliated with one of the investment funds that indirectly own the majority of the equity interests in LVB Acquisition Holding, LLC and generally is entitled to be indemnified by such entity for his service on LVB’s Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.

None of the directors (other than Mr. Binder) currently holds any position with LVB or Biomet. Except as described below, none of the directors or any of their affiliates (1) has a familial relationship with any directors or executive officers of LVB or Biomet or (2) has been involved in any transactions with LVB or Biomet or any of its directors, officers or affiliates which are required to be disclosed pursuant to the rules and regulations of the SEC, except as may be disclosed herein.

Director Qualifications
Messrs. Chu, Coslet, Dal Bello, Jones, Lin, Michelson, Rhee and Rhodes were appointed to the Board as a consequence of their respective relationships with investment funds affiliated with the Sponsors. They are collectively referred to as the “Sponsor Directors.” Messrs. Binder and Miller are collectively referred to as the “Management Directors.”
When considering whether the Board’s directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused primarily on the information discussed in each of the Board members’ and nominees’ biographical information set forth above.
Each of the Company’s directors and director nominees possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of our stakeholders. In addition, our directors are knowledgeable and experienced in one or more business, governmental or civic endeavors, which further qualifies them for service as members of the Board. Alignment with our stockholders is important in building value at Biomet over time.
Each of the Sponsor Directors was elected to the Board pursuant to the Amended and Restated Limited Liability Company Agreement of Holding. Pursuant to such agreement, Messrs. Coslet and Rhodes were appointed to the Board as a consequence of their respective relationships with TPG Capital, Messrs. Michelson and Lin were appointed to the Board as a consequence of their respective relationships with Kohlberg Kravis Roberts & Co., Messrs. Chu and Dal Bello were appointed to the Board as a consequence of their respective relationships with The Blackstone Group, and Messrs. Jones and Rhee were appointed to the Board as a consequence of their respective relationships with Goldman Sachs & Co.
As a group, the Sponsor Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.
The Management Directors bring leadership, extensive business, operating and policy experience, and tremendous knowledge of Biomet and our industry, to the Board. In addition, the Management Directors bring their broad strategic vision for Biomet to the Board. Mr. Binder’s service as the Chief Executive Officer of the Company and Mr. Miller’s long-time former service as Chairman and Chief Executive Officer creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefits of management’s perspectives on the business. In addition, having the Chief Executive Officer on our Board provides Biomet with ethical, decisive and effective leadership.
The Amended and Restated Limited Liability Company Agreement of Holding provides that each Sponsor has the right to designate two directors, and that the Board will include Biomet’s chief executive officer and one independent director who is approved by the holders of at least 70% of the membership units of Holding held by the Sponsors. Any directors nominated to fill the directorships selected by the Sponsors are chosen by the applicable Sponsor.
Audit Committee Financial Expert
Our Audit Committee is composed of Max C. Lin, Michael Dal Bello, Dane A. Miller, Ph.D., Andrew Rhee and Jeffrey K. Rhodes. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any of Messrs. Lin, Dal Bello, Rhee or Rhodes would be considered independent because of their relationships with certain affiliates of the Sponsors which hold significant interests in Holding, which owns 97% of our outstanding common stock, and, in the case of Dr. Miller, other relationships with us. See Item 13, “Certain Relationships and Related Transactions.”

Code of Ethics
We have a Code of Business Conduct and Ethics which applies to all employees of Biomet and its subsidiaries and is applicable to all of our directors, officers and team members (the “Code of Conduct”). The Code of Conduct is available on the Corporate Compliance pages of our website at www.biomet.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers of our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Conduct is available free of charge upon request to our Investor Relations Department at 56 East Bell Drive, Warsaw, IN 46582.

Item 11.	Executive Compensation.

Introduction
Compensation and related matters during the 2013 fiscal year were reviewed and approved by the Compensation Committees of LVB and Biomet which we refer to, collectively or individually as the context requires, as the Compensation Committee.
Compensation Discussion and Analysis
This section includes information regarding, among other things, the overall objectives of our compensation programs and each element of compensation that we provided, in each case with respect to the 2013 fiscal year. The goal of this section is to provide a summary of our executive compensation practices and the decisions that we made during this period concerning the compensation package payable to our executive officers, including the five executives in the Summary Compensation Table. Each of the executives listed in the Summary Compensation Table is referred to herein as a “named executive officer.” This “Compensation Discussion and Analysis” should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.
Compensation Methodology
During the 2013 fiscal year, the Compensation Committee was responsible for administering the compensation and benefit programs for our senior management team, including our named executive officers. The Compensation Committee annually reviews and evaluates cash compensation and equity award recommendations for our executive officers along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation provided to our executive officers. The Compensation Committee examines these recommendations in relation to our overall objectives and risk profile. Our President and Chief Executive Officer was not a member of the Compensation Committee during the 2013 fiscal year and did not participate in the decisions as to his compensation package.
The most significant development in our executive compensation philosophy following the consummation of the Transactions, including during the 2013 fiscal year, has been a greater emphasis on correlating compensation to long-term equity growth. The Compensation Committee has provided significant equity investment opportunities in LVB tied to financial objectives through (1) offering certain of our employees one-time opportunities to purchase shares of LVB at a purchase price equal to the higher of fair market value and $10.00 per share (subject to the employee’s execution of a Management Stockholders’ Agreement, as described below under “The Elements of Biomet’s Compensation Program—Stock Options and Restricted Stock Units”), (2) granting of options to purchase shares of LVB, and modifying the structure of non-equity awards to provide greater incentives for management performance and (3) granting of restricted stock units of LVB. The philosophy and target levels of each of the other compensation elements, including base salary, perquisites, health and welfare and retirement benefits during the 2013 fiscal year have largely continued to correspond to the levels of such awards, for periods prior to the Transactions. The Compensation Committee's decisions for the 2013 fiscal year, specifically with respect to base salary and total cash compensation for the Chief Executive Officer and his reports, including the other named executive officers, were made after considering (i) input from the Sponsors on their general experience with current compensation practices with their respective portfolio companies of similar size, (ii) with respect to setting base salary baseline amounts and total cash compensation, by reference to two major executive compensation surveys, the Towers Watson 2012 Pharmaceutical and Health Sciences Compensation Survey (the “Towers Watson Survey”) and the Strategic Industry Reward Solutions (SIRS®) 2012 Benchmark Survey for Life Sciences (the “SIRS Survey” and, together with the Towers Watson Survey, the “Compensation Surveys”), and (iii) with respect to general merit increases of base salary amounts from fiscal year 2012 amounts, by reference to general, broad-based market data for merit increases, including the Towers Watson Salary Budget Planning Survey Report, Mercer Global

Compensation Planning Report, WorldatWork Salary Budget Survey, Compdata Surveys Midwest Manufacturing & Distribution Survey, Radford Global Life Sciences Survey and Culpepper Life Sciences Compensation Survey.
Executive Compensation Philosophy and Objectives
Our executive compensation practices are affected by the highly competitive nature of the orthopedics industry and the location of our executive offices in Warsaw, Indiana. The fact that a number of the leading orthopedic manufacturers in the world have significant operations in and around Warsaw, Indiana means that there are continuing opportunities for experienced orthopedic executives who reside in this area. On the other hand, the fact that Warsaw, Indiana, is a small town in a predominantly rural area can present challenges to attracting executive talent from other industries and parts of the country.
Our executive compensation policies and practices during the 2013 fiscal year reflected the compensation philosophies of our founders and were designed to help achieve the superior performance of our executive officers and management team by accomplishing the following goals:

•	attracting, retaining and rewarding highly qualified and productive persons;

•	relating compensation to company, business unit and individual performance;

•	encouraging strong performance without incentivizing inappropriate or excessive risk-taking;

•	establishing compensation levels that are internally equitable and externally competitive; and

•	encouraging an ownership interest and instilling a sense of pride in Biomet.
This compensation methodology was based upon one of our founding philosophies: equity incentives in the form of stock options and RSUs are an excellent motivation for all team members, including executive officers, and serve to align the interests of team members, management and our equity investors.
Based on these objectives, the compensation package of our executive officers during the 2013 fiscal year was intended to meet each of the following three criteria: (1) market levels competitive with companies of similar size and performance to us; (2) performance based, “at risk” pay that is based on both short and long-term goals; and (3) incentives that are structured to create alignment between our equity investors and executives.
The Elements of Biomet’s Compensation Program
As a result of our compensation philosophies and objectives, the compensation package of our executive officers during the 2013 fiscal year consisted of five primary elements: (1) base salary, (2) non-equity incentive plan awards, (3) stock options and restricted stock units, (4) participation in employee benefit plans, and (5) deferred compensation elections. Consistent with prior fiscal years, our practice during the 2013 fiscal year was to provide total cash compensation (consisting of base salary plus annual cash incentive awards) at amounts we believed to be generally comparable with, or average to, the amounts paid to executives with companies of similar size and performance to us, in each case with responsibilities similar to the responsibilities of our executives.
Beginning in fiscal year 2013, in an effort to provide competitive, fair and equitable compensation, base salary and total cash compensation opportunities for our executive officers are benchmarked on an annual basis. In establishing target compensation opportunities for our executive officers for fiscal year 2013, the Compensation Committee used market data for hundreds of companies that participated in the Compensation Surveys. The data was then size-adjusted to reflect our annual revenues. The Compensation Committee generally targets base salary and total cash compensation relative to a range around the 50th percentile of the competitive market data (the “Target Range”). We used the Target Range, plus or minus 20% of the midpoint, as a goal for assessing the pay for each executive officer, including the named executive officers, for fiscal year 2013. The Compensation Surveys indicated that for fiscal year 2013, the base salary and target total cash compensation for each of the applicable named executive officers was within the Target Range, except for Ms. Anderson, who was at 138% of the Target Range and Ms. Barney, who was slightly above the Target Range.

Base Salary. The Compensation Committee reviewed our performance, the executive officers’ performance, our future objectives and challenges and the current competitive environment and set the base salary for each executive officer at the beginning of the fiscal year. Mr. Binder’s base salary for fiscal year 2013 increased consistent with the Corporate merit increase as determined by the Compensation Committee. The Chief Executive Officer was given relatively broad latitude by the Compensation Committee to adjust the merit increase percentage upward or downward for his direct reports, subject to Compensation Committee approval, on the basis of Mr. Binder’s assessment of job performance for the preceding fiscal year. All named executive officer merit increases were consistent with the merit increases awarded to their respective SBUs that were determined by Mr. Binder and approved by the Compensation Committee. Mr. Johnson received a pay increase of 22.7% in connection with a promotion during fiscal year 2013. The increase was calculated using a quantitative analysis of market data for orthopedic medical device (SIRS®) and global top executive markets (Towers Watson).
Non-equity Incentive Plan. Annual cash incentive awards to our named executive officers for the 2013 fiscal year were paid under the terms of a non-equity incentive plan approved by our Compensation Committee following consummation of the Transactions. The principal objective sought to be achieved by our non-equity incentive plan is to align awards with predetermined objectives and thereby improve performance in specific areas. Payments under the plan are calculated based upon a target percentage of the executive’s base salary determined by position at the Company. Potential payments under the non-equity incentive plan for the 2013 fiscal year could have ranged from 0% to 200% of each named executive officer’s base salary based on corporate and business unit performance with Mr. Binder’s target bonus set at 110% of base salary and the target bonus of each of the other named executive officers set at a range of 60% to 80% of base salary.
For fiscal year 2013, the Compensation Committee chose corporate and business unit incentive metrics that it considered important valuation metrics that would effectively measure our performance. Corporate and business unit criteria for the 2013 fiscal year consisted of (i) adjusted EBITDA, (ii) net sales and (iii) free cash flow as a percentage of net sales (“FCF/Net Sales %”). For these purposes, adjusted EBITDA is defined as operating income, as reported before special items from operations and depreciation and amortization from operations.
Company Free Cash Flow was originally defined as cash flow from operations less capital expenditures. In the meeting of the Compensation Committee to approve calculated bonus payouts, the Committee noted that the payout for this metric was significantly higher than the budget plan due to the benefits of the refinancing activities executed by the Company during the fiscal year. The Committee used its discretion to adjust the bonus design to change the Company Free Cash Flow metric to reflect unlevered free cash flow performance defined as cash flow from operations, less capital expenditures, plus cash paid interest. In addition, the Committee determined that the actual performance on this metric should be adjusted further to reduce the results for the cash paid income tax benefit related to the restructuring activities and the timing benefit realized from not settling an outstanding legal matter.

All adjustments are reviewed and approved by the Compensation Committee. See table below for additional definitions.

The Compensation Committee also established the weighting for each financial metric and approved a grid for each metric to determine the percentage of the target bonus that would be paid in respect of such metric (“percentage payout”) based upon the percentage of target performance actually achieved. Target performance goals for each financial metric were generally established consistent with the Company’s operating plan for fiscal year 2013.

The following table details the percentage payouts by bonus metric:

Bonus Pay out Percentages (1)
(percentage of business plan target)	0%	200%
Jeffrey R. Binder
Daniel P. Florin
Robin T. Barney
Bradley J. Tandy
Company Adjusted EBITDA	below 95%	107.5% or greater
Company Sales	below 95%	107.5% or greater
Company FCF/Company Sales	below 95%	107.5% or greater
Adam R. Johnson
Company Adjusted EBITDA	below 95%	107.5% or greater
Spine & Bone Healing Adjusted EBITDA	below 90%	110.0% or greater
Spine & Bone Healing Sales	below 95%	107.5% or greater
Spine & Bone Healing FCF/Spine & Bone Healing Sales	below 90%	120.0% or greater
Microfixation Adjusted EBITDA	below 90%	120.0% or greater
Microfixation Sales	below 90%	120.0% or greater
Microfixation FCF/Microfixation Sales	below 90%	130.0% or greater
Maggie Anderson(2)
Company Adjusted EBITDA	below 95%	107.5% or greater
Dental Adjusted EBITDA	below 90%	110.0% or greater
Dental Sales	below 95%	107.5% or greater
Dental FCF/Dental Sales	below 90%	120.0% or greater

(1)
The payments are calculated based on straight line interpolation from (a) 0%, for performance below the threshold set forth in the 0% bonus payout percentage column above, to 100%, for achievement of 100% of the applicable performance metric, and (b) 100% to 200%, for performance at or above the threshold set forth in the 200% bonus payout percentage column above.

(2)	Ms. Anderson's employment was terminated on March 1, 2013, pursuant to her separation agreement dated October 29, 2012.

The Compensation Committee established different weightings for corporate and business unit performance for each named executive officer in recognition of his or her role in driving the Company’s overall performance. The Compensation Committee also retained the authority to reduce or award an additional bonus amount at its discretion (a “leadership/discretionary” award). None of the named executive officers this year received a leadership discretionary award in fiscal year 2013.

The following chart shows the financial metrics and their weighting, targets, actual performance against the targets and resulting payout percentage for each of the Company and business unit performance goals discussed above:

(in millions, except percentages)	Target Performance(1)	Actual Performance(1)		Financial Metrics Payout
Jeffrey R. Binder
Daniel P. Florin
Robin T. Barney
Bradley J. Tandy
Company Adjusted EBITDA (50%)	$1,071.8	$1,087.7	(2)	59.89%
Company Sales (25%)	$3,041.1	$3,048.2		25.58%
Company FCF/Company Sales (25%)	20.3%	20.6%	(3)	29.41%
Board Discretion(4)				4.31%
Total (taking into account weighting)				119.19%
Adam R. Johnson
Company Adjusted EBITDA (25%)	$1,071.8	$1,087.7	(2)	29.95%
Spine & Bone Healing Adjusted EBITDA (12.5%)	$54.1	$55.5		15.70%
Spine & Bone Healing Sales (12.5%)	$261.6	$258.4		10.97%
Spine & Bone Healing FCF/Spine & Bone Healing Sales (12.5%)	13.7%	12.3%	(3)	15.57%
Microfixation Adjusted EBITDA (12.5%)	$98.2	$102.8		14.40%
Microfixation Sales (12.5%)	$31.9	$34.3		13.69%
Microfixation FCF/Microfixation Sales (12.5%)	27.5%	25.6%	(3)	11.09%
Total (taking into account weighting)				111.37%
Maggie Anderson
Company Adjusted EBITDA (25%)	$1,071.8	$1,087.7	(2)	29.95%
Dental Adjusted EBITDA (25%)	$56.9	$55.6	(5)	19.43%
Dental Sales (25%)	$271.7	$271.3	(5)	24.65%
Dental FCF/Dental Sales (25%)	18.7%	20.5%	(3)	29.95%
Board Discretion(4)				-3.98%
Total (taking into account weighting)				100.00%

(1)	All dollar targets and actual performance at budget foreign exchange rates except actual Company adjusted EBITDA.

(2)	Includes a reduction of $3.0 million due to foreign currency exchange benefits and discretionary increase of $5.9 million for direct to consumer national advertising campaign approved by the Board.

(3)
Free Cash Flow represents adjusted EBITDA at budget foreign currency rates less capital expenditures at budget foreign currency rates plus or minus the change in working capital at budget foreign currency rates.

(4)
Represents discretionary adjustments made by the Compensation Committee based on individual business unit performance. Corresponding decreases were made in other areas to maintain total payout pool at calculated value.

(5)	Includes increase of $12.7 million to sales and $3.8 million to adjusted EBITDA to adjust for significant market declines experienced in global dental market.

The following chart shows the weighting assigned to the various corporate and business unit performance goals discussed above as percentage of base salary for each named executive officer:

	Jeffrey R. Binder		Daniel P. Florin Robin T. Barney		Adam R. Johnson Maggie Anderson		Bradley J. Tandy
Goals	Target	Max	Target	Max	Target	Max	Target	Max
Company Financials	110%	200%	80%	200%	20%	50%	60%	200%
Business Unit Financials	—	—	—	—	60%	150%	—	—
TOTAL	110%	200%	80%	200%	80%	200%	60%	200%

The chart below includes information about the named executive officers’ 2013 fiscal year non-equity incentive plan target and maximum award opportunities and actual payouts including as a percentage of base salary.

	Non-Equity Incentive Plan Target		Non-Equity Incentive Plan Maximum		Non-Equity Incentive Plan Payout (Paid in July 2013)
	% of Base Salary	Amounts ($)	% of Base Salary		% of Base Salary	Amount ($)
Jeffrey R. Binder	110%	$840,371	200%	$1,527,948	131%	$1,000,000
Daniel P. Florin	80%	359,801	200%	899,502	92%	413,366
Adam R. Johnson	80%	240,138	200%	600,346	86%	259,297
Robin T. Barney	80%	273,127	200%	682,818	92%	313,789
Bradley J. Tandy	60%	254,176	200%	847,252	69%	292,016
Maggie Anderson	80%	316,745	200%	791,862	80%	316,744

The Compensation Committee and management believe that the metrics for the non-equity incentive plan align well with our objective of relating compensation to company, business unit and individual performance.
Stock Options and Restricted Stock Units. In 2007, the Board of Directors of LVB adopted the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (as amended the “2007 LVB Plan”), which provides for the grant of non-qualified stock options to purchase shares of common stock of LVB (the “LVB Options”) to our and our affiliates’ key employees, directors, service providers and consultants. Generally 75% of the LVB Options granted to employees vest based on continued employment and 25% vest based on the achievement of annual adjusted EBITDA-performance criteria established by the Compensation Committee. We have also granted LVB Options to certain of our distributors, which are eligible to vest based on the achievement of specified sales targets.
Upon termination of a participant’s employment, the 2007 LVB Plan provides that any unvested portion of a participant’s LVB Award will be forfeited, and that the vested portion of his or her LVB Award will expire on the earliest of (1) the date the participant’s employment is terminated for cause, (2) 30 days following the date the participant resigns without good reason, (3) 90 days after the date the participant’s employment is terminated either by us for any reason other than cause, death or disability, or by the participant with good reason, (4) one year after the date the participant’s employment is terminated by reason of death or disability or (5) the tenth anniversary of the grant date of the LVB Award. In no event will any option remain outstanding after the tenth anniversary of the original grant date of such option.
Prior to receiving shares of LVB’s common stock, participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag-along and drag-along rights (and, with respect to certain senior members of management, limited registration and preemptive rights).
The Compensation Committee is responsible for administering the 2007 LVB Plan and authorizing the grant of LVB Awards pursuant thereto, and may amend the 2007 LVB Plan (and any LVB Awards) at any time. LVB Awards may not be granted under the 2007 LVB Plan on or after November 16, 2017. When the 2007 LVB Plan became effective, there were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB Awards to be granted thereunder. Effective December 31, 2010, the 2007 LVB Plan was amended to increase the authorized share pool by 1,000,000 shares. As of May 31, 2013, there were 2,552,711 shares available for issuance under the 2007 LVB Plan.
We do not have a regular program of annual equity grants. The Compensation Committee makes awards to team members in its discretion as it deems necessary or appropriate. While the Company has historically granted stock options as its equity incentives, the Board of Directors and stockholders of LVB adopted and approved a Restricted Stock Unit Plan effective February 10, 2011, for executives and other key team members (the “Prior RSU Plan”). In consultation with management, the Compensation Committee determined that such a plan would provide a valuable retention tool in the context of challenging market conditions and the resulting decrease in value of previously granted stock options, while at the same time continuing to align the interests of management and stockholders. In deciding to expand its equity incentives to include restricted stock units (“RSUs”), the Compensation Committee also noted the market trend toward RSUs in light of its need to continue to attract and retain talented people from competitors. Following the expiration of the tender offer with respect to the restricted stock units described below, the Board of Directors of LVB adopted and approved the LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan (the “New RSU Plan” and, together with the Prior

RSU Plan, the “RSU Plans”). The new restricted stock units issued pursuant to the tender offer were issued under the New RSU Plan. All of the outstanding restricted stock units issued under the Prior RSU Plan were tendered for exchange pursuant to the tender offer and no restricted stock units issued under the Prior RSU Plan remain outstanding. The aggregate number of shares available for issuance pursuant to the terms of the New RSU Plan is 14,000,000, up to 10,000,000 of which may be time-based restricted stock units and up to 4,000,000 of which may be performance-based restricted stock units. As of May 31, 2013, there were 946,500 shares available for issuance under the New RSU Plan, subject to adjustment as described in the New RSU Plan. Under the terms of the plan, the Compensation Committee may grant participants RSUs, each of which represents the right to receive one share of common stock, subject to certain vesting restrictions and risk of forfeiture. The restricted stock units vest under certain time-vesting and liquidity event conditions.
The number of RSUs granted to the Chief Executive Officer was determined by the Compensation Committee, which based its determination on the size of the available pool of RSUs and the retention benefit of the award amount. With respect to the other named executive officers and other recipients, the Compensation Committee delegated to the Chief Executive Officer broad latitude to determine the number of RSUs to be granted to such individuals, subject to the final review and approval by the Compensation Committee. The Chief Executive Officer, in consultation with the Senior Vice President—Human Resources, made his determination of the number of RSUs granted to the other named executive officers based on the size of the available pool of RSUs and several subjective factors, including level of responsibility, job performance, importance to the future success of the Company and retention risk.
On July 2, 2012, LVB launched a tender offer to eligible employees to exchange all of the stock options and restricted stock units held by such employees for new stock options and restricted stock units. Following the expiration of the tender offer on July 30, 2012, LVB accepted for exchange eligible options to purchase an aggregate of 29,821,500 shares of common stock of LVB and eligible restricted stock units underlying an aggregate of 3,665,000 shares of common stock of LVB. In accordance with the terms and conditions of the tender offer, on July 31, 2012, LVB granted 29,821,500 new options and 10,795,000 new restricted stock units in exchange for the cancellation of such tendered options and restricted stock units.
The objective of the tender offer was to provide employees who elected to participate with new options and new restricted stock units, the terms of which preserve the original incentive effect of our equity incentive programs in light of market and industry-wide economic conditions. The terms of the new stock options differed in respect to the tendered options principally with respect to:

•	Exercise Price—The exercise price for the new stock options was lowered to the current fair value on the grant date of $7.88 per share.

•
Vesting Periods—All prior options that were vested as of the completion date of the tender offer remained vested. All time-vesting options which were unvested as of the completion date of the tender offer continue to vest on the same schedule on which they were originally granted. All unvested replacement extended time vesting options and modified performance options will vest on a schedule which is generally two years longer than the original vesting schedule, but in no case will the vesting schedule be extended past 2017.

•
Performance Vesting Threshold—The new modified performance options will vest over the new vesting period if, as of the end of the Company’s most recent fiscal year ending on or prior to such vesting date, Biomet has achieved the adjusted EBITDA target for such fiscal year determined by the Compensation Committee of the Board of Directors of the Company on or before the ninetieth (90th) day of such fiscal year and consistent with the Company’s business plan. The adjusted EBITDA target for fiscal year 2013 was $1,071.7 million. As the actual adjusted EBITDA was $1,087.7 million, the target was achieved.

The terms of the new restricted stock units are different from the tendered restricted stock units with respect to the vesting schedule, performance conditions and settlement. The new restricted stock units were granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged restricted stock units, the new restricted stock units will not vest in full on May 31, 2016 regardless of satisfaction of the vesting conditions. In addition, following the termination of employment with the Company, new restricted stock units, whether vested or unvested, will be forfeited if such employee provides services to any of our competitors. In addition, participants holding new restricted stock units will also receive new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based restricted stock unit. Vested management dividend awards will be paid by cash distributions promptly following each anniversary of the grant date until the earlier of an initial public offering of the Company or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited. The new restricted stock units will be granted under LVB’s 2012 Restricted Stock Unit Plan, which was adopted by LVB on July 31, 2012. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the 2012 Restricted Stock Unit Plan is 14,000,000, subject to adjustment as described in the Plan.
On March 27, 2013, the Compensation Committee of LVB adopted and approved an amendment to the LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan (the “Amendment”). The Amendment permits certain participants in the LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan to be eligible to elect to receive a cash award with respect to certain of their vested time-based restricted stock units subject to certain conditions, including the satisfaction of certain Company performance thresholds with respect to adjusted EBITDA and unlevered free cash flow. For the initial election period beginning on the second business day following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 2013 and subsequent annual election periods occurring thereafter, eligible participants will be able to elect to receive a cash award with respect to up to an aggregate of 40% and 35%, respectively, of their vested time-based restricted stock units subject to the satisfaction of the applicable EBITDA and unlevered free cash flow, determined as follows:

Performance Threshold: Target EBITDA
Percent Achievement of Target EBITDA	<97.5%	97.5%	100%	102.5%+
EBITDA Eligible Percentage (Fiscal Year 2013)	0.0%	22.5%	26.25%	30%
EBITDA Eligible Percentage (Fiscal Years Following Fiscal Year 2013)	0.0%	18.75%	22.5%	26.25%
Note: Results between 97.5% - 100% and 100% - 102.5% will be calculated on the basis of straight-line interpolation.

Performance Threshold: Target Unlevered Free Cash Flow
Percent Achievement of Target Unlevered Free Cash Flow	<90.0%	90%	100%	110%+
uFCF Eligible Percentage (Fiscal Year 2013)	0.0%	7.5%	8.75%	10%
uFCF Eligible Percentage (Fiscal Years Following Fiscal Year 2013)	0.0%	6.25%	7.5%	8.75%
Note: Results between 90% - 100% and 100% - 110% will be calculated on the basis of straight-line interpolation.

To the extent the Company performance conditions have been satisfied for the applicable fiscal year, eligible participants will be entitled to elect to receive a cash award based on the fair market value of the LVB's common stock on the first day of the applicable election period, payable in three installments over a two-year period, with respect to their vested time-based restricted stock units and such vested time-based restricted stock units will be forfeited upon such election. Payment of the cash award is subject to the participants' continued employment through the payment date (other than with respect to a termination by the Company without cause).

Retirement Plans. During the 2013 fiscal year our executive officers in the U.S. were eligible to participate in our 401(k) plan (the “401(k) Plan”). Each year we, in our sole discretion, may match 100% of each team member’s contributions, up to a maximum amount equal to 6% of the team member’s annual cash compensation. All contributions to the 401(k) Plan are allocated to accounts maintained on behalf of each participating team member and, to the extent vested, are available for distribution to the team member or beneficiary upon retirement, death, disability or termination of service.
During the 2013 fiscal year our European executive officers in certain countries were eligible to participate in a defined contribution plan. Each year we contribute a percentage of employees’ pensionable salaries based on their age at January 1st.
We do not sponsor or maintain any pension plans applicable to our named executive officers.
Deferred Compensation. We maintain the Biomet Deferred Compensation Plan (the “Deferred Compensation Plan”), a non-qualified deferred compensation plan, which is available for our senior management. The Deferred Compensation Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist those team members in their planning for retirement and other long-term savings goals in a tax effective manner. We do not make any contributions to the Deferred Compensation Plan. Under the Deferred Compensation Plan, eligible participants may defer up to 100% of their base salary and annual cash incentive award. Participants receive scheduled distributions from the Deferred Compensation Plan, which are treated as ordinary income subject to federal and state income taxation at the time of distribution. Except in circumstances of hardship, unscheduled withdrawals are not permitted. Amounts contributed to the Deferred Compensation Plan are at the participant’s election and are treated as “deemed investments,” which means that the participants have no ownership interest in the investment alternative selected. The participants’ deferrals and any notional investment gains thereon are reflected on our financial statements and are part of our unsecured general assets. The Deferred Compensation Plan is an unfunded “future promise to pay” by us. Neither Biomet nor the Deferred Compensation Plan record keeper provides any guarantee of investment return. We do not pay above-market interest rates on deferred amounts of compensation. One of our named executive officers participates in the current Deferred Compensation Plan.
Perquisites. We believe that our approach to perquisites has historically been, and continues to be, generally comparable to other companies in our informal peer group discussed above. Our President and Chief Executive Officer and other named executive officers generally have been permitted, when practical and consistent with historical practice, to use company aircraft for business and personal travel for security reasons. On a case by case basis, we have historically reimbursed certain executives for social club dues, offered to provide a travel allowance in connection with Biomet related travel, and offered to provide relocation assistance to certain members of our senior management team who relocate their principal residence at our request. For example, we have historically, at times, provided reimbursement of moving expenses and protection against a loss on the sale of the executive’s home.
Health and Welfare Benefits. Named executive officers have historically received similar benefits to those provided to all other salaried U.S. employees, such as medical, dental, vision, life insurance and disability coverage.
Employment Agreements. We have entered into employment agreements with each of our named executive officers to help ensure the retention of those executives critical to our future success. These agreements contain severance and change in control provisions which provide for potential future compensation depending on the circumstances of their departure from Biomet. Employment agreement summaries for each named executive officer are included below.
Policy with Respect to Deductibility of Compensation over $1 Million. Section 162(m) of the Code generally limits to $1.0 million the tax deductibility of annual compensation paid by publicly held corporations (as defined in the Code) to certain executives. However, performance based compensation can be excluded from this limit if it meets certain requirements. Prior to the Transactions, Biomet’s Compensation Committee’s policy was historically to consider the impact of Section 162(m) in establishing compensation for our senior executives. However, the committee historically retained the discretion to establish compensation, even if such compensation was not deductible under Section 162(m), if, in the committee’s judgment, such compensation was in our best interest and was reasonably expected to increase shareholder value. Following the Transactions and through the 2012 fiscal year, because we were not a publicly held corporation (as defined in the Code) with publicly held equity, the restrictions of Section 162(m) have not applied to us. During fiscal year 2012, LVB filed a registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934 because there were more than 500 holders of stock options representing the right to acquire shares of LVB common stock, par value $0.01 per share, as of the end of LVB’s fiscal year ended May 31, 2011, which means that LVB is now a publicly held corporation for purposes of Section 162(m) of the Code. The Compensation Committee will therefore consider the impact of Section 162(m) of the Internal Revenue Code in the design of its compensation strategies going forward. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if we believe such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives’ interests with those of our stakeholders. Other than with respect to the grandfather period for existing performance based compensation arrangements, until such time as the Compensation Committee or a designated subcommittee is comprised of a majority of outside directors (as defined in the Code), we will not be able to qualify for the exclusions of performance based compensation from the $1 million limit.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K

Compensation Committee
Jonathan J. Coslet
Adrian Jones
Michael Dal Bello
Michael Michelson
Executive Compensation Tables
Summary Compensation Table
The following narrative, tables and footnotes describe the “total compensation” earned during the 2011, 2012 and 2013 fiscal years (as applicable) by our named executive officers. The total compensation presented below does not reflect the actual compensation received by our named executive officers or the target compensation of our named executive officers during the 2011, 2012 and 2013 fiscal years.
The individual components of the total compensation calculation reflected in the Summary Compensation Table with respect to fiscal 2013 are broken out below:
Salary. Base salary earned during the 2013 fiscal year. Refer to “The Elements of Biomet’s Compensation Program—Base Salary” above for further information concerning this element of our compensation program.
Equity-Based Awards. The awards disclosed under the heading “Stock Awards” consist of restricted stock units granted under the RSU Plans and the awards disclosed under the heading “Option Awards” consist of grants of stock options awarded under the 2007 LVB Plan. For further information about our equity-based award programs, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Restricted Stock Units” above. In addition, details about equity-based awards made during the 2013 fiscal year are included in the Grants of Plan-Based Awards Table below. The dollar amounts for the awards in the Summary Compensation Table below reflect the grant date fair value of award grants made in the fiscal year. The increase in the value of equity awards in fiscal year 2013 was related to the modification described above. A description of the valuation methodology for our restricted stock units and stock options is included in Note 12, Share-based Compensation and Stock Plans, to our consolidated financial statements for each of the three years in the period ended May 31, 2013 contained elsewhere in this annual report on Form 10-K. The recognized compensation expense of the equity-based awards for financial reporting purposes will likely vary from the actual amount ultimately realized by the named executive officer based on a number of factors. The factors include our actual operating performance, common share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.
Non-equity Incentive Plan Compensation. Our named executive officers earned annual cash incentive awards for the 2013 fiscal year. Refer to “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan” above for further information concerning this element of our compensation program.
All Other Compensation. The amounts included under the “All Other Compensation” heading represent the sum of: (1) certain perquisites and other personal benefits; (2) Biomet-paid contributions to defined contribution and other retirement plans; (3) Biomet-paid insurance premiums; (4) certain tax reimbursements made by us; and (5) certain other amounts more fully described in footnote (2) to the Summary Compensation Table.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(2) ($)	Total ($)
Jeffrey R. Binder	2013	$763,974	$13,564,000	$4,441,500	$1,000,000	$845,616	$20,615,090
President and Chief Executive Officer	2012	717,036	—	—	687,982	689,205	2,094,223
	2011	717,036	8,500,000	—	416,310	393,875	10,027,221
Daniel P. Florin	2013	449,751	2,702,200	793,763	413,366	87,051	4,446,131
Senior Vice President and Chief Financial Officer	2012	422,118	—	—	337,695	65,876	825,689
	2011	422,118	1,750,000	—	208,054	33,216	2,413,388
Adam R. Johnson Senior Vice President, President of EBI, LLC and Biomet Microfixation, LLC	2013	300,173	2,186,800	480,063	259,297	216,934	3,443,267
Robin T. Barney	2013	341,409	1,673,200	703,238	313,789	68,747	3,100,383
Senior Vice President, World Wide Operations	2012	315,433	—	—	267,933	53,576	636,942
Bradley J. Tandy	2013	423,626	1,579,200	528,750	292,016	67,291	2,890,883
Senior Vice President; General Counsel and Secretary	2012	396,733	—	—	238,040	51,395	686,168
Maggie Anderson(3)	2013	317,516	1,709,600	798,750	316,744	147,457	3,290,067
Senior Vice President and President, Biomet 3i	2012	386,275	—	—	88,169	39,764	514,208
	2011	386,275	1,600,000	—	291,251	4,074	2,281,600

(1)
For each named executive officer listed in the Summary Compensation Table above, the Stock Award’s and Option Award’s value reflects the grant date fair value of grants made in the fiscal year or awards granted in connection with the exchange offer completed in July 2012.

(2)
The table below presents an itemized account of “All Other Compensation” provided during the 2011, 2012 and 2013 fiscal years (as applicable). For each named executive officer listed below, the sum of the amounts listed in the columns in the table below reflects the total value included under the “All Other Compensation” heading in the table above.

(3)	Ms. Anderson's employment was terminated on March 1, 2013, pursuant to her separation agreement dated October 29, 2012.

	Year	Life Insurance Premiums ($)	Retirement Plan Contributions ($)	Travel Allowance ($)(1)	Personal Use of Company Aircraft ($)(2)	Other ($)		Total ($)
Jeffrey R. Binder	2013	$288	$15,300	$13,500	$534,528	$282,000	(a)	$845,616
	2012	176	13,200	13,000	474,829	188,000	(b)	689,205
	2011	63	14,700	13,000	366,112	—		393,875
Daniel P. Florin	2013	288	16,263	13,500	—	57,000	(a)	87,051
	2012	176	14,700	13,000	—	38,000	(b)	65,876
	2011	63	14,033	13,000	6,120	—		33,216
Adam R. Johnson	2013	288	12,590	13,500	—	190,556	(a)(c)	216,934
Robin T. Barney	2013	288	15,959	13,500		39,000	(a)	68,747
	2012	176	14,400	13,000	—	26,000	(b)	53,576
Bradley J. Tandy	2013	288	14,946	13,500	4,057	34,500	(a)	67,291
	2012	176	15,219	13,000	—	23,000	(b)	51,395
Maggie Anderson	2013	288	10,116	—	—	137,053	(d)	147,457
	2012	176	11,588	—	—	28,000	(b)	39,764
	2011	63	4,011	—	—	—		4,074

(1)	Represents the cost to us of providing a car allowance to Messrs. Binder, Florin, Johnson and Tandy and Ms. Barney.

(2)
Represents our incremental costs incurred for personal use of our aircraft. This amount is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time used for an empty return flight. Variable operating costs are based on industry standard rates of our variable operating costs, including fuel and oil costs, maintenance and repairs, landing/ramp fees and other miscellaneous variable costs. On certain occasions, a spouse or other family member may accompany one of our named executive officers on a flight. No additional operating cost is incurred in such situations under the foregoing methodology. We do not pay our named executive officers any amounts in connection with taxes on income imputed to them for personal use of our aircraft.

Pursuant to the employment agreement between us and Mr. Binder, dated June 11, 2008, amended and restated, January 14, 2013, we agreed to arrange, at our expense, for Mr. Binder to fly once per week to and from Mr. Binder’s Texas home and our headquarters or such other location as may be reasonably specified by us during the term of the employment agreement. We will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight exceeds the amount that would have been imputed to Mr. Binder if he had used our aircraft, we will provide to Mr. Binder a “gross up” for taxes incurred on the amount of such excess. No gross ups were paid for the periods presented. Our incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve-month period. For the purposes of applying this limitation, our incremental cost for commercial flights shall be the cost of Mr. Binder’s tickets, and for flights on Biomet-operated aircraft shall be the incremental per-hour cost associated with Mr. Binder’s flights and other incremental costs related to such flights, such as landing fees, transportation and housing costs of aircrew and other similar costs. The amount that appears under the Personal Use of Company Aircraft heading reflects the amount of this rolling twelve-month allowance that Mr. Binder used during fiscal 2013, 2012 and 2011.

(a)	We paid an RSU management dividend award pursuant to the New RSU Plan grant agreement.

(b)	We paid a special bonus amount to our employees who were allocated restricted stock units under LVB’s 2012 Restricted Stock Unit Plan to ameliorate the consequences of the delayed rollout of the Plan.

(c)	Mr. Johnson received a living allowance each pay period related to his promotion to during fiscal year 2013. The allowance totaled $154,556.

(d)	Pursuant to Ms. Anderson's separation agreement, we paid Ms. Anderson severance of $137,053.

Grants of Plan-Based Awards Table
During the 2013 fiscal year, we granted cash incentive awards to our named executive officers under our non-equity incentive plan. Information with respect to each of these payments is set forth in the table below. For additional discussion of our non-equity incentive plan, refer to “The Elements of Biomet’s Compensation Program—Non-Equity Incentive Plan.” During the 2013 fiscal year, we granted equity-based awards to one of our named executive officers, Mr. Johnson. In addition, we completed the exchange offer relating to the LVB options and RSUs granted to employees in July 2012. Information with respect to these awards is set forth in the table below.

		Estimated Possible Payouts			Estimated Future Payouts				All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise of Base Price of Option Awards ($/Sh)	Grant-Date Fair Value of Stock and Option Awards ($)
		Under Non-Equity Incentive			Under Equity Incentive
		Plan Awards			Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Jeffrey R. Binder	July 31, 2012	$—	$840,371	$1,527,948	—	1,050,000	(a)(d)	—	—	3,150,000	(a)(c)	$7.88	$4,441,500
	July 31, 2012	—	—	—	—	920,000	(a)(d)	—	1,880,000	—	(a)(c)	7.88	13,564,000
Daniel P. Florin	July 31, 2012	—	359,801	899,502	—	187,500	(a)(d)	—	—	562,500	(a)(c)	7.88	793,763
	July 31, 2012	—	—	—	—	185,000	(a)(d)	—	380,000	—	(a)(c)	7.88	2,702,200
Adam R. Johnson	July 31, 2012	—	240,138	600,346	—	43,750	(a)(d)	—	—	131,250	(a)(c)	7.88	185,063
	July 31, 2012	—	—	—	—	120,000	(a)(d)	—	240,000	—	(a)(c)	7.88	2,186,800
	August 27, 2012	—	—	—	—	31,250	(b)(d)	—	—	93,750	(b)(c)	7.88	295,000
Robin T. Barney	July 31, 2012	—	273,127	682,818	—	166,250	(a)(d)	—	—	498,750	(a)(c)	7.88	703,238
	July 31, 2012	—	—	—	—	130,000	(a)(d)	—	260,000	—	(a)(c)	7.88	1,673,200
Bradley J. Tandy	July 31, 2012	—	254,176	847,252	—	125,000	(a)(d)	—	—	375,000	(a)(c)	7.88	528,750
	July 31, 2012	—	—	—	—	110,000	(a)(d)	—	230,000	—	(a)(c)	7.88	1,579,200
Maggie Anderson	July 31, 2012	—	316,745	791,862	—	187,500	(a)(d)	—	—	562,500	(a)(c)	7.88	798,750
	July 31, 2012	—	—	—	—	140,000	(a)(d)	—	280,000	—	(a)(c)	7.88	1,709,600

(a) Awards granted in connection with the exchange offer completed in July 2012.

(b)	Mr. Johnson's award was not granted in connection with the exchange offer. A supplemental grant was made in connection with his promotion during fiscal year 2013.

(c)	Represents time-based options and RSUs.

(d)	Represents performance-based options and RSUs.

Outstanding Equity Awards at Fiscal Year-End Table
For further information on our equity-based awards and their material terms, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Restricted Stock Units.”
The following table shows the equity awards granted to our named executive officers, which are comprised of stock option awards under the 2007 LVB Plan (vested and unvested) and restricted stock units under the New RSU Plan (vested and unvested) that were outstanding as of the end of the 2013 fiscal year.
Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)(4)	Option Expiration Date(5)	Number of Shares or Units of Stock That Have Not Vested (#)(7)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey R. Binder	2,992,500	157,500(a)	—	$7.88	October 5, 2019	1,880,000	$14,805,000	920,000	$7,245,000
	577,500	—	472,500(b)	7.88	October 5, 2019	—	—	—	—
Daniel P. Florin	473,812	24,938(a)	—	7.88	October 5, 2019	380,000	2,992,500	185,000	1,456,875
	91,438	—	74,812(b)	7.88	October 5, 2019	—	—	—	—
	38,250	25,500(a)	—	7.88	October 5, 2019	—	—	—	—
	4,250	—	17,000(b)	7.88	October 5, 2019	—	—	—	—
Adam R. Johnson	124,687	6,563(a)	—	7.88	October 5, 2019	240,000	1,890,000	120,000	945,000
	24,062	—	19,688(b)	7.88	October 5, 2019	—	—	—	—
	—	93,750(a)	—	7.88	August 27, 2022	—	—	—	—
	—	—	31,250(b)	7.88	August 27, 2022	—	—	—	—
Robin T. Barney	473,812	24,938(a)	—	7.88	October 5, 2019	260,000	2,047,500	130,000	1,023,750
	91,438	—	74,812(b)	7.88	October 5, 2019	—	—	—	—
Bradley J. Tandy	356,250	18,750(a)	—	7.88	October 5, 2019	230,000	1,811,250	110,000	866,250
	68,750	—	56,250(b)	7.88	October 5, 2019	—	—	—	—
Maggie Anderson	225,000	—	—	7.88	October 5, 2019	56,000	441,000	—	—
	37,500	—	—	7.88	October 5, 2019	—	—	—	—

(1)
On an award-by-award basis, reflects the number of common shares underlying unexercised options that are exercisable and that are not reported in Column 3—”Number of Securities Underlying Unexercised Unearned Options.”

(2)
On an award-by-award basis, reflects the number of common shares underlying unexercised options that are unexercisable and that are not reported in Column 3—”Number of Securities Underlying Unexercised Unearned Options.” The vesting schedules of the outstanding unvested options are listed below:

With respect to Mr. Binder, represents the outstanding unvested portion of the time-based option granted on July 31, 2012. The unvested portion is scheduled to vest in increments of 52,500 common shares on July 11, 2013, 2014 and 2015.
With respect to Mr. Florin, represents the outstanding unvested portion of the time-based option granted on July 31, 2012. The unvested portion is scheduled to vest in increments of 8,313 common shares on July 11, 2013, 2014 and 2015 and 17,000 common shares on October 1 in each of 2013 and 2014 and 4,250 on October 1 in each of 2015 and 2016.
With respect to Mr. Johnson, represents the outstanding unvested portion of the time-based option granted on July 31, 2012 and August 27, 2012. The unvested portion is scheduled to vest in increments of 2,188 common shares on July 11, 2013, 2014 and 2015 and 18,750 common shares on August 1 in each of 2013, 2014, 2015, 2016 and 2017.
With respect to Ms. Barney, represents the outstanding unvested portion of the time-based option granted on July 31, 2012. The unvested portion is scheduled to vest in increments of 8,313 common shares on July 11, 2013, 2014 and 2015.
With respect to Mr. Tandy, represents the outstanding unvested portion of the time-based option granted on July 31, 2012. The unvested portion is scheduled to vest in increments of 6,250 common shares on July 11, 2013, 2014 and 2015.
With respect to Ms. Anderson, represents the outstanding unvested portion of the time-based option granted on July 31, 2012. The unvested portion is scheduled to vest in an increment of 112,500 common shares on October 1, 2013.

(3)
Represents, on an award-by-award basis, the total number of common shares underlying unexercised options awarded under any equity incentive plan that have not been earned. Performance awards vest based on our achievement of adjusted EBITDA targets established by the Compensation Committee.

With respect to Mr. Binder, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012. The unvested portion is eligible to vest in increments of 157,500 common shares on July 11 in each of 2013, 2014 and 2015.
With respect to Mr. Florin, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012. The unvested portion is eligible to vest in increments of 91,438 common shares on July 11, 2013 and 2014, 24,936 common shares on July 11, 2015, and 4,250 common shares on October 1 in each of 2013, 2014, 2015 and 2016.
With respect to Mr. Johnson, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012 and August 27, 2012. The unvested portion is eligible to vest in increments of 6,563 common shares on July 11 in each of 2013, 2014 and 2015 and 6,250 common shares on August 1 in each of 2013, 2014, 2015, 2016 and 2017.
With respect to Ms. Barney, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012. The unvested portion is eligible to vest in increments of 24,937 common shares on July 11, 2013 and 2014 and 24,939 on July 11, 2015.
With respect to Mr. Tandy, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012. The unvested portion is eligible to vest in increments of 18,750 common shares on July 11 in each of 2013, 2014 and 2015.

(4)
The exercise price, as it was recorded in the applicable stock option award agreement at the time of grant, for each option reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.”

(5)
Represents the tenth year anniversary for each option award reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.” For information on the vesting schedule of unvested portions of outstanding option awards, see sub-footnotes (a)-(b) of footnote (2), and footnote (3), above.

(6)
The market value of shares or units of stock that have not vested is calculated by multiplying the number of shares or units of stock that have not vested by $7.875, which was the fair value of each common share underlying each option or stock unit.

(7)	The time-based RSUs also have a liquidity event condition that must be met for the RSUs to be fully vested.

(a)	Represents time-based options, which generally vest ratably over 5 years or 6 years for modified accreting exercise price options.

(b)
Represents performance-based options, which generally vest ratably over 5 years. The performance criteria for options vesting based on the fiscal 2011 and 2012 results did not meet the target and did not vest.

Option Exercises and Stock Vested Table
During the 2013 fiscal year, no equity-based awards were exercised by, and no stock awards vested to, Biomet’s named executive officers.
Non-Qualified Deferred Compensation Plans
Non-Qualified Deferred Compensation
Our frozen Deferred Compensation Plan is a non-qualified deferred compensation plan, which was available for members of our senior management. The Plan allowed eligible participants to defer pre-tax compensation to reduce current tax liability and assisted those team members in their plan for retirement and other long-term savings goals in a tax-effective manner. Under the Plan, eligible participants deferred up to 100% of their base salary and annual cash incentive payments, as well as Board fees for non-employee Directors, as applicable. We did not make any contributions to the Plan.
Our current Deferred Compensation Plan is a non-qualified deferred compensation plan, which is available for members of our senior management. The Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assists those team members in their plan for retirement and other long-term savings goals in a tax-effective manner. Under the Plan, eligible participants can defer up to 100% of their base salary and annual cash incentive payments, as well as Board fees for non-employee Directors, as applicable. We did not make any contributions to the Plan.

Name	Executive Contributions ($)	Registrant Contributions ($)	Aggregate Earnings ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance ($)
Jeffrey R. Binder	$—	$—	$114,031	$—	$549,715	(a)
Daniel P. Florin	—	—	—	—	—
Adam R. Johnson	—	—	—	—	—
Robin T. Barney	—	—	18,882	—	194,189	(a)
Bradley J. Tandy	—	—	31,608	—	150,257	(a)
	20,731	—	707	—	21,438	(b)
Maggie Anderson	—	—	—	—	—

(a)	Represents an investment in the frozen Deferred Compensation Plan.

(b)	Represents an investment in the current Deferred Compensation Plan.

Employment Agreements and Potential Post-Termination Payments
We have employment agreements with each of Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney and Ms. Anderson, which agreements contain severance and change in control provisions.
Employment Agreement with Jeffrey R. Binder
On January 14, 2013, the Company entered into an amended and restated employment agreement with Mr. Binder (the “Employment Agreement”), pursuant to which he will continue to serve as President and Chief Executive Officer of the Company and will continue to be appointed to the Company’s Board of Directors and its Executive Committee. The Employment Agreement supersedes the original employment agreement entered into between the Company and Mr. Binder dated as of June 11, 2008 (the “Original Agreement”). The Employment Agreement has an initial three-year term commencing on January 14, 2013 and provides for automatic 12-month extensions on each anniversary of such commencement date, unless either the Company or Mr. Binder gives prior notice of termination.
In addition to the benefits provided in the Original Agreement, the Employment Agreement provides that Mr. Binder would be entitled to certain enhanced severance benefits following certain terminations of employment. If he is terminated by the Company for any reason other than for cause (as defined in the agreement), death or disability (as defined in the agreement), or if Mr. Binder terminates his employment for good reason (as defined in the agreement) or on or after January 1, 2015, with or without good reason (and his employment could not be terminated by the Company for cause at such time), he would be entitled to an amount equal to (a) 2 times his base salary in effect at the date of termination plus (b) 2 times the annual incentive bonus Mr. Binder would have received for the current year if his employment had not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of the current year.
The Employment Agreement also revises the severance to which Mr. Binder would be entitled if his employment is terminated within the two-year period following a change in control. Under the Employment Agreement, if Mr. Binder’s employment is terminated at any time within the two-year period following a change in control either by the Company for any reason other than for cause, death or disability, or by Mr. Binder for good reason or on or after January 1, 2015, with or without good reason (and his employment could not be terminated by the Company for Cause at such time), Mr. Binder will receive an amount equal to (a) 2 times his base salary in effect at the date of termination plus (b) 2 times the annual incentive bonus Mr. Binder would have received for the current year if his employment had not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of the current year.
In addition, under the Employment Agreement, on or following January 1, 2014, Mr. Binder may terminate his employment for good reason upon the appointment of a successor Chief Executive Officer of the Company by resolution of the Board.
Restricted Stock Unit Grant Agreement
On January 14, 2013, the Company entered into an amended and restated Restricted Stock Unit Grant Agreement with Mr. Binder (the “RSU Agreement”). The RSU Agreement supersedes the original restricted stock grant agreement entered into between the Company and Mr. Binder dated as of July 31, 2012 (the “Original RSU Agreement”). In addition to the terms of the Original RSU Agreement, the RSU Agreement provides that if Mr. Binder is terminated by the Company for any reason other than for cause (as defined in the RSU Agreement), death or disability (as defined in the RSU Agreement), or if Mr. Binder terminates his employment for good reason (as defined in the Employment Agreement) prior to January 1, 2015, any unvested Time-Based Restricted Stock Units that would have vested had Mr. Binder remained employed through January 1, 2015 will satisfy the time-based vesting condition as of the date of his termination.
The RSU Agreement also provides for payment with respect to Mr. Binder’s Management Dividend Awards upon certain terminations. The terminations to which such benefits apply are (a) for periods prior to January 1, 2015, if Mr. Binder’s employment is terminated in any year by the Company other than for cause, death or disability or by him for good reason, and (b) for periods after January 1, 2015, if Mr. Binder’s employment is terminated in any year by the Company without cause or by him for any reason (each an “eligible termination”). In the case of an eligible termination prior to the Management Dividend Award Date in the year of termination, Mr. Binder will be entitled to receive a Management Dividend Award Payment Amount (paid at the same time Management Dividend Award payments are made to other employees for such year) with respect to a number of Management Dividend Awards equal to the number of Time-Based Restricted Stock Units vested and outstanding as of his termination date, regardless of whether he was employed on the Management Dividend Award vesting date(s) or on the Management Dividend Award Payment Date for such year. Mr. Binder would have no entitlement to any Management Dividend Award payment paid in respect of any year subsequent to the year in which his employment terminates.
The RSU Agreement requires that in connection with certain increases and decreases in the numbers of issued and outstanding shares of common stock of the Company, the Board will make adjustments to Mr. Binder’s RSU Agreement that the Board deems appropriate to prevent the enlargement or dilution of rights with respect to the number of shares of common stock available for grant under the 2012 Restricted Stock Unit Plan and the number of shares of common stock subject to restricted stock unit grant agreements. The RSU Agreement also requires that any adjustment made in connection with a cash dividend or distribution will be made in the same manner as the adjustment made to all or substantially all restricted stock units with substantially the same terms and conditions as Mr. Binder’s restricted stock units.
Stock Option Grant Agreement
On January 14, 2013, the Company entered into an amended and restated Stock Option Grant Agreement with Mr. Binder (the “Option Agreement”). The Option Agreement supersedes the original stock option grant agreement entered into between the Company and Mr. Binder dated as of July 31, 2012 (the “Original Option Agreement”).
In addition to the terms of the Original Option Agreement, the Option Agreement provides that if Mr. Binder is terminated by the Company for any reason other than for cause (as defined in the Option Agreement), death or disability (as defined in the Option Agreement), or if Mr. Binder terminates his employment for good reason (as defined in the Employment Agreement) prior to January 1, 2015, any unvested Replacement Extended Time Vesting Options that would have vested had Mr. Binder remained employed through January 1, 2015 will vest on the date of his termination. The Option Agreement also provides that if Mr. Binder terminated his employment without good reason (and his employment could not be terminated by the Company for Cause at such time), he will retain exercise rights on vested stock options until their expiration date as follows: continuously employed through January 1, 2014, retains 70% of vested options; continuously employed through July 1, 2014, retains 85% of vested options; and continuously employed through January 1, 2015, retains 100% of vested options. If the Company terminates Mr. Binder’s employment other than for cause, death or disability, or Mr. Binder terminates for good reason, he will retain 100% of the vested options until their expiration date. The Option Agreement provides that if the Company modifies or offers to employees to modify the expiration date of options granted to employees on substantially the same terms and conditions as applies to Mr. Binder’s option, the expiration date of Mr. Binder’s option will also be modified or eligible for modification.
Employment Agreement with Daniel P. Florin
On February 28, 2008, we entered into an employment agreement with Mr. Florin, our Senior Vice President and Chief Financial Officer. Mr. Florin’s agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Florin will receive a base salary at a rate no less than $395,850 per year which shall be increased at our discretion. Mr. Florin will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

The agreement further provides that Mr. Florin could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreements) or within two years following a change in control. See “—Severance Benefits” below.
Employment Agreement with Adam R. Johnson
On December 1, 2012, we entered into an employment agreement with Mr. Johnson, our Senior Vice President, President of EBI, LLC and Biomet Microfixation, LLC. Mr. Johnson’s agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Johnson will receive a base salary at a rate no less than $290,000 per year which shall be increased at our discretion. Mr. Johnson will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”
The agreement further provides that Mr. Johnson could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreements) or within two years following a change in control. See “—Severance Benefits” below.
Employment Agreement with Bradley J. Tandy
On February 28, 2008, we entered into an employment agreement with Mr. Tandy, our Senior Vice President, General Counsel and Secretary. The agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Tandy will receive a base salary at a rate no less than $345,050 per year, which shall be increased at our discretion. Mr. Tandy will also have the opportunity to earn an annual cash incentive award in an amount no less than 60% of his base salary for on-target performance, with the possibility of exceeding 60% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”
The agreement further provides that Mr. Tandy could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in his employment agreement) or within two years of a change in control. See “—Severance Benefits” below.
Employment Agreement with Robin T. Barney
On September 2, 2008, we entered into an employment agreement with Ms. Barney, our Senior Vice President of Worldwide Operations. The agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Ms. Barney will receive a base salary at a rate no less than $275,000 per year, which shall be increased at our discretion. Ms. Barney will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of her base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”
The agreement further provides that Ms. Barney could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in her employment agreement) or within two years of a change in control. See “—Severance Benefits” below.
Employment Agreement with Maggie Anderson
On August 1, 2009, we entered into an employment agreement with Ms. Anderson, our former Senior Vice President and President of Biomet 3i, LLC. The agreement had an initial three-year term that provided for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gave prior notice of termination. The agreement provided that Ms. Anderson would receive a base salary at a rate no less than $375,024 per year, which was to be increased at our discretion. Ms. Anderson also had the opportunity to earn an annual cash incentive award in an amount no less than 80% of her base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

Separation Agreement with Maggie Anderson
On October 29, 2012, we entered into a separation agreement with Ms. Anderson, our former Senior Vice President and President of Biomet 3i, LLC. The agreement provides that Ms. Anderson's employment will terminate effective upon the earlier of (a) January 1, 2013 or such later date as mutually agreed to between Ms. Anderson and the Company and (b) a date determined by the Company upon providing Ms. Anderson 14 days' advance notice. Ms. Anderson's final date of employment with the Company occurred on March 1, 2013. Pursuant to the terms of the separation agreement, upon Ms. Anderson's termination of employment, we agree to pay Ms. Anderson severance of $137,053, in accordance with the severance provision in her employment agreement with respect to a termination without cause or a resignation with good reason, except that to the extent the termination occurs prior to the fiscal year ended May 31, 2013, in lieu of the pro rata bonus provided for in Ms. Anderson's employment agreement, Ms. Anderson would be entitled to the full amount of the annual incentive bonus she would have received for fiscal year 2013 if her employment had not been terminated. In addition, the separation agreement provides that of Ms. Anderson's 525,000 vested stock options, 262,500 of such options will remain outstanding until the 10th anniversary of the grant date of such options and will not expire earlier as otherwise provided in her grant agreement. Moreover, in the event that Biomet 3i meets or exceeds the attainment of its original EBITDA plan for the first six months of fiscal year 2013 as determined by the Company, an additional 87,675 of the 525,000 vested options will similarly remain outstanding until the 10th anniversary of the grant date. The separation agreement with Ms. Anderson also provides that with respect to her restricted stock units, 56,000 of her time-based restricted stock units have satisfied the time-based vesting condition set forth in her grant agreement and an additional 14,000 time-based restricted stock units will be deemed to have satisfied the time-based vesting condition if the Company determines that Biomet 3i has met or exceeded the attainment of its original EBITDA plan for the first six months of fiscal year 2013 as determined by the Company. The additional options and RSUs did not vest as the EBITDA target was not met. Effective with the execution of the separation agreement, Ms. Anderson's employment agreement was superseded except to the extent referenced in the separation agreement with respect to the severance benefits described above and certain restrictive covenants.

Severance Benefits
Each of our employment agreements with Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney and Ms. Anderson contains provisions which entitle the executive to certain severance benefits following termination of employment prior to a change in control (as defined in each of their employment agreements) or within two years following a change in control.
The following summary provides a description of the severance arrangements contained in our employment agreements with Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney and Ms. Anderson. Other than with respect to Mr. Binder as described in “Termination Within Two Years Following a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason,” the following summary does not discuss the executives’ rights with respect to any equity related awards, as such awards are governed by the applicable terms of the related plan or award agreement, or, with respect to Ms. Anderson, her separation agreement.
Termination Prior to a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason
With respect to Mr. Binder, in the event of a termination of his employment prior to a change in control either (1) by us for any reason other than for “cause” (which generally includes the executive's failure to substantially perform the executive's duties, willful misconduct or gross negligence, willful or grossly negligent breach of the executive's fiduciary duties to Biomet, commission of any felony or other serious crime involving moral turpitude, material breach of any agreement between the executive and Biomet or material breach of our written policies), death or disability, (2) by Mr. Binder for “good reason” (which includes any material diminution in duties and responsibilities, reduction in base salary or bonus opportunity, relocation of primary work location by more than 50 miles or the appointment of a successor Chief Executive Officer), or (3) by Mr. Binder without “good reason” on or after January 1, 2015, our employment agreement with Mr. Binder provides that he would be entitled to the following:

•
An amount equal to (a) 2 times the Mr. Binder's base salary in effect at the date of termination (the “Base Component”) plus, (b) 2 times the annual cash incentive award Mr. Binder would have received for the current fiscal year had his employment not been terminated, based on Biomet's performance to the date of termination extrapolated through the end of such fiscal year (the “Bonus Component,” and together with the Base Component, the “Severance Benefit”). The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement;

•
An amount equal to the pro rated portion (based on the percentage of Biomet's current fiscal year preceding the date on which the executive's employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet's performance to the date of termination extrapolated through the end of the current fiscal year. The total amount of the pro rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

•
If Mr. Binder is eligible for and elects continuation coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse him for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, he agrees not to engage in certain activities in competition with us or (b) the date he becomes eligible for coverage under another group plan;

•
Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to Mr. Binder under the then applicable benefit plans of the Company, and any amounts owing to him for reimbursement of expenses properly incurred by him; and

•	Continued payment of Mr. Binder's company-provided car allowance, if any, for a period of 12 months from the termination date.

With respect to Messrs. Florin, Johnson and Tandy, and Ms. Barney, in the event of a termination of the executive’s employment prior to a change in control either (1) by us for any reason other than for “cause” death or disability, or (2) by executive for “good reason” (which generally includes any material diminution in duties and responsibilities (but does not include, in the case of Messrs. Johnson and Tandy, and Ms. Barney and Ms. Anderson, a change in duties and responsibilities that results from becoming a part of a larger organization following a change in control), reduction in base salary or bonus opportunity or relocation of primary work location by more than 50 miles), our employment agreements with Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney, provide that such executive would be entitled to the following:

•
An amount equal to 1.5 times the executive’s base salary in effect at the date of termination (the “Severance Benefit”). The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement;

•
An amount equal to the pro rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current fiscal year. The total amount of the pro rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

•
If the executive is eligible for and elects continuation coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse the executive for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; and

•
Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

Termination Within Two Years After a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason
With respect to Mr. Binder, in the event of a termination of Mr. Binder's employment within two years after a change in control either (1) by us for any reason other than for cause, death or disability, (2) by Mr. Binder for good reason, or (3) by Mr. Binder without good reason on or after January 1, 2015, such executive would be entitled to the following:

•
An amount equal to (a) two times Mr. Binder's base salary in effect at the date of termination plus (b) two times the annual cash incentive award Mr. Binder would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (collectively, the “Change-in-Control Severance Benefit”). The total amount of the Change-in-Control Severance Benefit will be paid in a lump sum as soon as administratively practicable following the termination of the executive's employment to the extent that the change in control qualifies as a change in the ownership or effective control of Biomet or a change in the ownership of a substantial portion of the assets of Biomet within the meaning of U.S. Treasury Department Regulation Section 1.409A-3(i)(5) and in all other circumstances, will be paid in equal, ratable installments in accordance with Biomet’s regular payroll policies over 18 months;

•
An amount equal to the pro rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive's employment is terminated) of the annual cash incentive award Mr. Binder would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year. The total amount of the pro rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

•
If Mr. Binder is eligible for and elects continuation coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse executive for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, Mr. Binder agrees not to engage in certain activities in competition with us or (b) the date he becomes eligible for coverage under another group plan;

•
Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by Mr. Binder and not yet paid by the Company, any amounts or benefits owing to him under the then applicable benefit plans of the Company, and any amounts owing to him for reimbursement of expenses properly incurred by him; and

•
Continued payment of Mr. Binder's company-provided car allowance, if any, for a period of 12 months from the termination date and immediate vesting of any unvested options held by Mr. Binder as of the date his employment is terminated.

With respect to Messrs. Florin, Johnson and Tandy, and Ms. Barney, in the event of a termination of the executive’s employment within two years after a change in control either (1) by us for any reason other than for cause, executive’s death or executive’s disability, or (2) by executive for good reason, such executive would be entitled to the following:

•
An amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the average of (x) the annual cash incentive award earned by executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (collectively, the “Change-in-Control Severance Benefit”). The total amount of the Change-in-Control Severance Benefit will be paid in a lump sum as soon as administratively practicable following the termination of the executive’s employment;

•
An amount equal to the pro rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year. The total amount of the pro rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees; and

•
If the executive is eligible for and elects continuation coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse executive for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan;

•
Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

To receive the severance benefits provided under the agreement, the executive must sign a general release of claims. The agreement contains customary confidentiality, non-competition and non-solicitation provisions. Messrs. Binder’s, Florin’s, Johnson’s and Tandy’s, and Ms. Barney’s non-competition period is 18 months following the date of termination of employment.
Furthermore, in the event that any payments made to Mr. Binder in connection with a termination of employment would be subject to excise taxes under the Code, subject to certain conditions, Biomet will “gross up” his compensation to fully offset such excise taxes.
Termination Due to Death or Disability
If any of Messrs. Binder’s, Florin’s, Johnson’s and Tandy’s, and Ms. Barney’s employment is terminated due to the executive’s death or disability, the executive is entitled to receive the following:

•	the executive’s base salary in effect through the date of termination;

•
a prorated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award earned by such executive for the preceding year and (y) the annual cash incentive award such executive would have received in the current year if the executive’s employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the then current fiscal year; and

•	any “accrued benefits” (as defined in the respective employment agreement).
Termination With Cause or Without Good Reason
If (1) Mr. Binder's employment is terminated with “cause” or by Mr. Binder at any time prior to January 1, 2015 without “good reason,” or (2) any of Messrs. Florin’s, Johnson’s and Tandy’s, and Ms. Barney’s employment is terminated with “cause” or without “good reason” (as defined in the employment agreement), we will pay such executive’s base salary in effect through the termination date and any “accrued benefits” (as defined in the respective employment agreement) when due.
Potential Payments Upon Certain Terminations
This table shows the potential compensation that we would have to pay to certain named executive officers upon a termination of employment—related or unrelated to a change in control—by us without “cause” or by the executive with “good reason” (as defined in the applicable agreements), due to the executive’s death or disability, and by us with “cause” or by the executive without “good reason” (as defined in the applicable agreements). The table excludes certain amounts payable pursuant to plans that are available generally to all salaried employees. In the event of the death or disability of any of the named executive officers listed in the following table, the deceased or disabled named executive officer, or his designated beneficiaries, would receive a payment pursuant to the terms of Biomet-funded life or disability plans, respectively, in addition to the amounts set forth below. The amounts shown assume that termination of employment was effective May 31, 2013. The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur. Please refer to the summary above related to Ms. Anderson's separation agreement for the specific details of her agreement.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Potential Payments Upon Termination or Termination in Connection With a Change in Control

	Termination in Connection with a Change in Control					Termination in Absence of a Change in Control
Name of Executive Officer	Termination without Cause or with Good Reason (1)	Termination with Cause (2)	Resignation without Good Reason (6)(a)	Disability (3)	Death (4)	Termination without Cause or with Good Reason (5)	Termination with Cause (2)	Resignation without Good Reason (6)(a)	Disability (7)	Death (8)
Jeffrey R. Binder
Estimated Value of Non- Equity Benefits and Accrued Obligations	$3,558,708	—	$3,558,708	$843,991	$843,991	$3,558,708	—	$3,558,708	$843,991	$843,991
Estimated Value of Options & Equity Awards	15,157,800	—	—	—	—	—	—	—	—	—
Total	18,716,508	—	3,558,708	843,991	843,991	3,558,708	—	3,558,708	843,991	843,991
Daniel P. Florin
Estimated Value of Non- Equity Benefits and Accrued Obligations	2,081,189	—	—	375,531	375,531	1,105,252	—	—	375,531	375,531
Estimated Value of Options & Equity Awards	1,569,855	—	—	—	—	—	—	—	—	—
Total	3,651,044	—	—	375,531	375,531	1,105,252	—	—	375,531	375,531
Adam R. Johnson
Estimated Value of Non- Equity Benefits and Accrued Obligations	1,275,266	—	—	201,110	201,110	722,959	—	—	201,110	201,110
Estimated Value of Options & Equity Awards	1,168,763	—	—	—	—	—	—	—	—	—
Total	2,444,029	—	—	201,110	201,110	722,959	—	—	201,110	201,110
Robin T. Barney
Estimated Value of Non- Equity Benefits and Accrued Obligations	1,589,084	—	—	290,861	290,861	836,657	—	—	290,861	290,861
Estimated Value of Options & Equity Awards	1,079,610	—	—	—	—	—	—	—	—	—
Total	2,668,694	—	—	290,861	290,861	836,657	—	—	290,861	290,861
Bradley J. Tandy
Estimated Value of Non- Equity Benefits and Accrued Obligations	1,686,429	—	—	265,028	265,028	944,560	—	—	265,028	265,028
Estimated Value of Options & Equity Awards	908,250	—	—	—	—	—	—	—	—	—
Total	2,594,679	—	—	265,028	265,028	944,560	—	—	265,028	265,028

(1)    With respect to Mr. Binder:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under the executive’s employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date.
With respect to Messrs. Florin, Johnson and Tandy, and Ms. Barney:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the average of (x) the annual cash incentive award earned by the executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under the executive’s employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.
With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2013 with respect to any vested options held by the executive as of May 31, 2013 and the value of their RSUs as of May 31, 2013.

(2)	With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Non-Equity Benefits and Accrued Obligations represents (i) base salary in effect through the termination date and (ii) any “accrued benefits” (as defined in the employment agreements), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

(3)	With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award bonus earned by the executive for the preceding year and (y) the annual cash incentive award the executive would have received in the current year if the executive’s employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.
With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2013 with respect to any vested options held by the executive as of May 31, 2013.

(4)	With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 3 of this table.
With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2013 with respect to any vested options held by the executive as of May 31, 2013.

(5)	With respect to Mr. Binder:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under the executive’s employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date.
With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) 1.5 times the executive’s base salary in effect at the date of termination plus, with respect to Mr. Binder (b) 1.5 times the average of (x) the annual cash incentive award earned by executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage (or reimbursement to the executive for such premiums) until the earlier of (a) the end of the 18-month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.
With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2013 with respect to any vested options held by the executive as of May 31, 2013.

(6)	With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Non-Equity Benefits and Accrued Obligations represents: (i) base salary in effect through the termination date and (ii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.
With respect to Mr. Binder, on or after January 15, 2015:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under the executive’s employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date.

(7)	With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award earned by the executive for the preceding year and (y) the annual cash incentive award the executive would have received in the current year if the executive’s employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.
With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2013 with respect to any vested options held by the executive as of May 31, 2013.

(8)	With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Non-Equity Benefits and Accrued Obligations represents the payments described in footnote 4 of this table.
With respect to Messrs. Binder, Florin, Johnson and Tandy, and Ms. Barney:
Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2013 with respect to any vested options held by the executive as of May 31, 2013.
(a) In accordance with Mr. Binder's employment agreement, he is not eligible to receive this payout unless such resignation occurs on or after January 1, 2015.

Non-Employee Director Compensation and Benefits
Our directors have not received cash retainers, committee fees, or stock option awards for their services as our directors.
Business Expenses
The directors are reimbursed for their business expenses related to their attendance at our meetings, including room, meals and transportation to and from Board and committee meetings. On rare occasions, a director’s spouse may accompany a director when traveling on Biomet business. At times, a director may travel to and from our meetings on our corporate aircraft. Directors are also eligible to be reimbursed for attendance at qualified director education programs.
Director and Officer Liability (or D&O) Insurance and Travel Accident Insurance
D&O insurance individually insures our directors and officers against certain losses that they are legally required to bear as a result of their actions while performing duties on our behalf. Our D&O insurance policy does not break out the premium for directors versus officers and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.
We also maintain an Aviation Insurance Policy that provides benefits to each director in the event of death or disability (permanent and total) during travel on our corporate aircraft. This policy also covers employees and others while traveling on our corporate aircraft and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.
Non-Employee Directors’ Compensation Table

The following table shows information regarding the compensation of our non-employee directors for the 2013 fiscal year. Mr. Binder is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Furthermore, as an employee director, Mr. Binder did not receive compensation in his capacity as a director.
Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Family Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chinh E. Chu(2)
Jonathon J. Coslet(2)	$—	$—	$—	$—	$—	$—	$—
Michael Dal Bello(2)	—	—	—	—	—	—	—
Adrian Jones(2)	—	—	—	—	—	—	—
Michael Michelson(2)	—	—	—	—	—	—	—
Dane A. Miller, Ph.D.(1)	—	—	—	—	—	400,000	400,000
Max C. Lin(2)	—	—	—	—	—	—	—
Jeffrey K. Rhodes(2)	—	—	—	—	—	—	—
Andrew Y. Rhee(2)	—	—	—	—	—	—	—

(1)
On January 14, 2010, the Company entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. Dr. Miller received $0.4 million of payment, under the consulting agreement during the year ended May 31, 2013.

(2)
Table excludes payments of an annual fee of $2.75 million that was paid to each of our Sponsors (or one or more of their affiliates) pursuant to our management services agreement for the fiscal year ended May 31, 2013 for services provided thereunder by employees of the Sponsors, which, may from time to time include the directors. No such services required substantial time or resources, nor were any employees specifically identified in the agreement as a service provider. Certain of our directors have relationships with the Sponsor entities which received such fees as follows: Messrs. Coslet and Rhodes are partners of TPG Capital; Messrs. Dal Bello and Chu are officers of certain affiliates of The Blackstone Group L.P.; Mr. Jones is a Managing Director and Mr. Rhee is a Vice President of Goldman, Sachs & Co.; and Messrs. Michelson and Lin are executives of Kohlberg Kravis Roberts & Co. L.P. None of the directors are compensated directly on the basis of fees received by the Sponsors under the management services agreement. Please see “Note 17-Related Parties—Management Services Agreement” to our audited financial statements included in Part II, Item 8 of this report.

In addition, the Company has certain other relationships with the Sponsors from time to time, including a consulting engagement with KKR Capstone (a related party of Kohlberg Kravis Roberts & Co) as described under “Note 17—Related Parties” in notes to our audited financial statements included in Part II, Item 8 of this report. Neither Mr. Michelson nor Mr. Lin is employed by or is a director or officer of KKR Capstone.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Holding owns 97.12% of the issued and outstanding capital stock of Parent. All equity interests in Holding are owned, directly or indirectly, by the Sponsor Funds and the Co-Investors.
The following table sets forth information with respect to the ownership of as of July 31, 2013 for (a) each person known by us to own beneficially more than a 5% equity interest in Parent, (b) each member of our board of directors, (c) each of our named executive officers, and (d) all of our executive officers and directors as a group. Biomet has 1,000 shares of common stock outstanding, all of which are owned directly by Parent. Share amounts indicated below reflect beneficial ownership, indirectly through Holding or directly through Parent, by such entities or individuals of these 1,000 shares of Biomet.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
Based solely on its review of the copies of the reports it has received, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended May 31, 2013, except for late Form 3s filed by its executive officer, Mr. Johnson and directors, Mr. Chu and Mr. Rhodes.
Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o Biomet, Inc., 56 East Bell Drive, Warsaw, Indiana 46582.

Name and address of Beneficial Owner	Beneficial Ownership of Biomet Common Shares	Percentage Owned
LVB Acquisition Holding, LLC(1)(2)(3)(4)(5)	536,034,330	97.12%
Jeffrey R. Binder(6)	3,927,500	0.71%
Daniel P. Florin(7)	718,000	0.13%
Adam R. Johnson(8)	192,500	0.03%
Robin T. Barney(9)	653,500	0.12%
Bradley J. Tandy(10)	562,500	0.10%
Maggie Anderson(11)	525,000	0.10%
Jonathan J. Coslet(12)	0	0.00%
Michael Dal Bello(13)	0	0.00%
Adrian Jones(14)	0	0.00%
Max Lin(15)	0	0.00%
Chinh E. Chu(13)	0	0.00%
Michael Michelson(15)	0	0.00%
Dane A. Miller(16)	12,000,000	2.17%
Andrew Y. Rhee(14)	0	0.00%
Jeffrey K. Rhodes(12)	0	0.00%
All executive officers and directors as a group (22 persons)(17)	548,905,843	99.45%

(1)	95.93% of the membership units of Holding are held by The Blackstone Funds (as defined below), The Goldman Sachs Group, Inc., KKR Biomet LLC and TPG Funds (as defined below).

(2)
The Blackstone Funds beneficially own 1,308,419.15815 membership units of Holding, including (i) 610,123.16500 membership units of Holding held by Blackstone Capital Partners V, L.P., (ii) 97,734.55100 membership units of Holding held by Blackstone Capital Partners V-AC L.P., (iii) 289,050.00000 membership units of Holding held by BCP V-S L.P., (iv) 13,731.75000 membership units of Holding held by Blackstone Family Investment Partnership V L.P., (v) 21,712.55300 membership units of Holding held by Blackstone Family Investment Partnership V-SMD L.P., (vi) 2,291.27315 membership units of Holding held by Blackstone Participation Partnership V L.P., and (vii) 273,775.86600 membership units of Holding held by BCP V Co-Investors L.P., (collectively, the “Blackstone Funds”).

Blackstone Management Associates V L.L.C is the general partner of each of Blackstone Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., BCP V-S L.P., and BCP V Co-Investors L.P. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. BCP V Side-By-Side GP L.L.C. is the general partner of Blackstone Family Investment Partnership V L.P. and Blackstone Participation Partnership V L.P. Blackstone Family GP L.L.C. is the general partner of Blackstone Family Investment Partnership V-SMD L.P.
Blackstone Holdings III L.P. is the managing member and the owner of a majority in interest of BMA V L.L.C. and the sole member of BCP V Side-By-Side GP L.L.C. Blackstone Holdings III GP L.P is the general partner of Blackstone Holdings III L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Blackstone Family GP L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Mr. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the membership units beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such membership units except to the extent of its or his indirect pecuniary interest therein. The address of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(3)
The Goldman Sachs Group, Inc. beneficially owns 1,308,419.15815 membership units of Holding, including (i) 433,679.15808 membership units of Holding held by GS Capital Partners VI Fund, L.P., (ii) 15,413.18755 membership units of Holding held by GS Capital Partners VI GmbH & Co. KG, (iii) 360,718.75833 membership units of Holding held by GS Capital Partners VI Offshore Fund, L.P., (iv) 119,253.84819 membership units of Holding held by GS Capital Partners VI Parallel, L.P., (v) 61,875.99000 membership units of Holding held by GS LVB Co-Invest, L.P., (vi) 63,137.95000 membership units of Holding held by Goldman Sachs BMET Investors, L.P., (vii) 184,785.45000 membership units of Holding held by Goldman Sachs BMET Investors Offshore Holdings, L.P., (viii) 44,463.81600 membership units of Holding held by GS PEP Bass Holdings, L.L.C., (ix) 6,309.80000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., (x) 9,013.20000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and (xi) 9,768.00000 membership units of Holding held by Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P. (collectively, the “GS Entities”) Affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, managing limited partner, managing partner or manager of the GS Entities. Goldman, Sachs & Co. is the investment manager for certain of the GS Entities. Goldman, Sachs & Co. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The GS Entities share voting power and dispositive power with respect to the membership units of Holding beneficially owned by them with certain of their respective affiliates. Adrian Jones is a managing director and Andrew Y. Rhee is a vice president of Goldman, Sachs & Co. Each of Mr. Jones, Mr. Rhee and these entities disclaims beneficial ownership of these membership units, except to the extent of their pecuniary interest therein, if any. The address of the GS Entities and The Goldman Sachs Group, Inc. is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(4)
KKR Biomet LLC beneficially owns 1,340,085.82482 membership units of Holding. The address of KKR Biomet, LLC is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025. KKR Biomet LLC is owned by the following entities (with percentage ownership of KKR Biomet LLC): KKR 2006 Fund L.P. (83.4%) (the “KKR 2006 Fund”), KKR PEI Investments, L.P. (11.3%)(“PEI Investments”), 8 North America Investor L.P. (3.6%)(“8 North America”), OPERF Co-Investment, LLC (0.7%)(“OPERF”), and KKR Partners III, L.P. (1.0%)(“KKR Partners III”).

As the sole general partner of the KKR 2006 Fund and as the manager of OPERF, KKR Associates 2006 L.P. may be deemed to share voting and dispositive power with respect to any membership units beneficially owned by the KKR 2006 Fund and by OPERF but disclaims beneficial ownership of such membership units . As the sole general partner of KKR Associates 2006 L.P., KKR 2006 GP LLC may also be deemed to share voting and dispositive power with respect to any membership units beneficially owned by the KKR 2006 Fund and by OPERF but disclaims beneficial ownership of such membership units.
As the sole general partner of PEI Investments, KKR PEI Associates, L.P. may be deemed to share voting and dispositive power with respect to any membership units beneficially owned by PEI Investments but disclaims beneficial ownership of such membership units . As the sole general partner of KKR PEI Associates, L.P., KKR PEI GP Limited may also be deemed to share voting and dispositive power with respect to any membership units beneficially owned by PEI Investments but disclaims beneficial ownership of such membership units.
As the sole general partner of 8 North America, KKR Associates 8 NA L.P. may be deemed to share voting and dispositive power with respect to the membership units beneficially owned by 8 North America but disclaims beneficial ownership of such membership units. As the sole general partner of KKR Associates 8 NA L.P., KKR 8 NA Limited may be deemed to share voting and dispositive power with respect to the membership units beneficially owned by 8 North America but disclaims beneficial ownership of such membership units.
Each of KKR Fund Holdings L.P. (as the designated member of KKR 2006 GP LLC and the sole shareholder of KKR PEI GP Limited and KKR 8 NA Limited); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to share voting and dispositive power with respect to the membership units beneficially owned by the KKR 2006 Fund, OPERF , PEI Investments and 8 North America . KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P. and KKR Management LLC disclaim beneficial ownership of such membership units.
As the sole general partner of KKR Partners III, KKR III GP LLC may be deemed to share voting and dispositive power with respect to any membership units beneficially owned by KKR Partners III but disclaims beneficial ownership of such membership units.
As the designated members of KKR Management LLC and the managers of KKR III GP LLC, Henry R. Kravis and George R. Roberts may be deemed to share voting and dispositive power with respect to the membership units beneficially owned by the KKR 2006 Fund, OPERF, 8 North America, PEI Investments and KKR Partners III but disclaim beneficial ownership of such membership units.

(5)
The TPG Funds (as defined below) beneficially owns 1,308,419.15815 membership units of Holding, including (i) 50,000.00000 membership units held by TPG Partners IV, L.P., a Delaware limited partnership (“TPG Partners IV”), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (“TPG Holdings”), (ii) 1,015,020.30532 membership units held by TPG Partners V, L.P., a Delaware limited partnership (“TPG Partners V”), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership (“TPG GenPar V”), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 2,655.60483 membership units held by TPG FOF V-A, L.P., a Delaware limited partnership (“TPG FOF A”), whose general partner is TPG GenPar V, (iv) 2,141.61680 membership units held by TPG FOF V-B, L.P., a Delaware limited partnership (“TPG FOF B”), whose general partner is TPG GenPar V, (v) 235,843.63020 membership units held by TPG LVB Co-Invest LLC, a Delaware limited liability company (“TPG Co-Invest I”), whose managing member is TPG GenPar V, (vi) 2,758.00100 membership units held by TPG LVB Co-Invest II LLC, a Delaware limited liability company (“TPG Co-Invest II”, and together with TPG Partners IV, TPG Partners V, TPG FOF A, TPG FOF B and TPG Co-Invest I, the “TPG Funds”), whose managing member is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“TPG Advisors”). David Bonderman and James G. Coulter are directors, officers and sole shareholders of TPG Advisors and may therefore be deemed to be the beneficial owners of the membership units held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by the TPG Funds except to the extent of their pecuniary interest therein. The address of TPG Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(6)
Biomet common shares shown as beneficially owned by Mr. Binder reflect an aggregate of the following beneficial ownership of common shares of Parent: (i) 147,500 common shares owned outright and (ii) 3,780,000 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(7)
Biomet common shares shown as beneficially owned by Mr. Florin reflect an aggregate of the following beneficial ownership of common shares of Parent: (i) 60,000 common shares owned outright and (ii) 658,000 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(8)
Biomet common shares shown as beneficially owned by Mr. Johnson reflect an aggregate of the following beneficial ownership of common shares of Parent: (i) 10,000 common shares owned outright and (ii) 182,500 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(9)
Biomet common shares shown as beneficially owned by Ms. Barney reflect an aggregate of the following beneficial ownership of common shares of Parent: (i) 55,000 common shares owned outright and (ii) 598,500 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(10)
Biomet common shares shown as beneficially owned by Mr. Tandy reflect an aggregate of the following beneficial ownership of common shares of Parent: (i) 112,500 common shares owned outright and (ii) 450,000 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(11)
Biomet common shares shown as beneficially owned by Ms. Anderson reflect an aggregate of the following beneficial ownership of common shares of Parent: (i) 0 common shares owned outright and (ii) 525,000 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(12)
Jonathan J. Coslet and Jeffrey K. Rhodes are each partners of TPG Global, LLC, which is an affiliate of the TPG Funds. Neither Mr. Coslet or Mr. Rhodes have voting or investment power over and each disclaim beneficial ownership of the membership units held by the TPG Funds and the Parent common shares held by Holding. The address of Messrs. Coslet and Rhodes is c/o TPG Global, LLC is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(13)
Michael Dal Bello and Chinh E. Chu are officers of affiliates of the Blackstone Funds and each such person disclaims beneficial ownership of the membership units held by the Blackstone Funds and the Parent common shares held by Holding. The address of each of Mr. Dal Bello and Mr. Chu is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.

(14)
Each of Adrian Jones, managing director, and Andrew Y. Rhee, Vice President, may be deemed to be a beneficial owner of the membership units of Holding held by the GS Entities and the Parent common shares held by Holding due to his status with Goldman, Sachs & Co., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Mr. Jones and Mr. Rhee is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(15)
Michael M. Michelson and Max C. Lin are executives of Kohlberg Kravis Roberts & Co. L.P. Affiliates of Kohlberg Kravis Roberts & Co. L.P. may be deemed to have beneficial ownership of 1,340,085.82482 membership units of Holdings and/or the Parent common shares held by Holding. Messrs. Michelson and Lin disclaim beneficial ownership of such membership units and common shares. The address of Messrs. Michelson and Lin is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(16)	The business address of Dane A. Miller, Ph.D. is 700 Park Avenue, Suite G, Winona Lake, IN 46590.

(17)
Reflects beneficial ownership of common shares of Parent and is inclusive of 8,908,493 common shares of Parent issuable upon exercise of vested options and options held by all executive officers and directors as a group that will vest within 60 days of this filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
A description of our Company’s transactions with related persons is included in Note 17 to the consolidated financial statements.
Pursuant to our Code of Business Conduct and Ethics, all employees and directors (including our named executives) are required to avoid any personal or business influences or relationships that affect their ability to act in the best interests of the Company. If any matter exists that might be or creates the appearance of being a conflict of interest, the matter is required to be referred to our Compliance Department for interpretation and resolution. The Compliance Department reviews all such matters under the standard set forth in our Code of Business Conduct and Ethics as described above and does not approve any related party transaction unless it is in, or not inconsistent with, our best interests and, where applicable, the terms of such transaction are at least as favorable to us as could be obtained from an unrelated third party. As part of the resolution of such matters, the Compliance Department may determine that (i) no actual conflict exists, (ii) a conflict does exist which cannot be remediated, resulting in the cessation of the proposed transaction or arrangement, or (iii) a potential conflict does exist but the risk of the potential conflict can be remediated practically by imposing certain limitations on the affected employees or business transaction to ensure that the conflict does not materialize. Additionally, the LLC Agreement requires that affiliated party transactions involving the Sponsors to be approved by a super-majority of Sponsors not involved in the affiliated party transaction.
Other than as described under this heading, we have not adopted any formal policies or procedures for the review, approval or ratification of related-party transactions that may be required to be reported under the SEC’s disclosure rules. Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by one or more of the Board of Directors, the Audit Committee or the Compensation Committee (other than the directors or committee members involved, if any) on a case-by-case basis, depending on whether the nature of the transaction would otherwise be under the purview of the Audit Committee, Compensation Committee or the Board of Directors.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by Biomet’s independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

(in millions)	For the Year Ended May 31, 2013	For the Year Ended May 31, 2012
Audit fees	$3.0	$2.9
Audit-related fees	—	—
Total audit and audit related fees	3.0	2.9
Tax fees	1.5	1.8
All other fees	2.9	1.2
Total fees	$7.4	$5.9
Fees for audit services include fees associated with the annual audit of consolidated financial statements, the reviews of the Company’s quarterly reports on Form 10-Q and SEC registration statements, audit-related accounting consultations, audit-related acquisition accounting and statutory audits required internationally. Audit-related fees principally included assistance with implementation of various rules and standards. Tax fees included tax compliance, tax advice and tax planning. All other fees primarily related to due diligence in connection with acquisitions. The Audit Committee has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for the Company by its independent registered public accounting firm, subject to certain de minimis exceptions approved by the Audit Committee. Prior to the engagement of the independent registered public accounting firm for the next year’s audit, management, with the participation of the independent registered public accounting firm, submits to the Audit Committee for approval an aggregate request for services expected to be rendered during that year for various categories of services.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following financial statements and financial statement schedules are included in Item 8 herein.

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2013 and 2012

Consolidated Statements of Operations for the years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Shareholder’s Equity for the years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended May 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Quarterly Results (Unaudited)

(3) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on August 29, 2013.

LVB ACQUISITION, INC. BIOMET, INC.

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LVB Acquisition, Inc. and Biomet, Inc. and in the capacities indicated on August 29, 2013.

By:	/S/ CHINH E. CHU
Chinh E. Chu, Director

By:	/S/ JONATHAN J. COSLET
Jonathan J. Coslet, Director

By:	/S/ MICHAEL DAL BELLO
Michael Dal Bello, Director

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ ADRIAN JONES
Adrian Jones, Director

By:	/S/ MAX C. LIN
Max C. Lin, Director

By:	/S/ MICHAEL MICHELSON
Michael Michelson, Director

By:	/S/ DANE A. MILLER
Dane A. Miller, Director

By:	/S/ ANDREW Y. RHEE
Andrew Y. Rhee, Director

By:	/S/ JEFFREY K. RHODES
Jeffrey K. Rhodes, Director

By:	/S/ DANIEL P. FLORIN
Daniel P. Florin, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ J. PAT RICHARDSON
J. Pat Richardson, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated as of December 18, 2006, amended and restated as of June 7, 2007, among Biomet, Inc., LVB Acquisition, LLC and LVB Acquisition Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007.

3.1	Amended and Restated Articles of Incorporation of Biomet, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

3.2	Amended and Restated Bylaws of Biomet, Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

3.3	Amended and Restated Articles of Incorporation of LVB Acquisition, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on September 28, 2011.

3.4	Amended and Restated Bylaws of LVB Acquisition, Inc., incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 filed on September 28, 2011.

4.1
Senior Subordinated Notes Indenture, dated as of October 2, 2012, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.1.1*	Form of 6.500% Senior Subordinated Notes due 2020.

4.2
First Supplemental Senior Notes Indenture, dated as of October 2, 2012, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.2.1
Form of Rule 144A Global Note, Certificate No. A-3, 6.500% Senior Notes due 2020, filed as Exhibit 4.2.1 to the Company's Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.2.2*	Form of 6.500% Senior Notes due 2020.

4.3
Registration Rights Agreement for the 6.500% Senior Subordinated Notes due 2020, dated as of October 2, 2012, Biomet, Inc., the Guarantors listed therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, HSBC Securities (USA) Inc., ING Financial Markets LLC, Natixis Securities Americas LLC, RBC Capital Markets, LLC, SMBC Nikko Capital Markets Limited and UBS Securities LLC, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.4
Registration Rights Agreement for the 6.500% Senior Notes due 2020, dated as of October 2, 2012, Biomet, Inc., the Guarantors listed therein, and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, HSBC Securities (USA) Inc., ING Financial Markets LLC, Natixis Securities Americas LLC, RBC Capital Markets, LLC, SMBC Nikko Capital Markets Limited and UBS Securities LLC, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

Exhibit No.	Exhibit

4.5
Senior Notes Indenture, dated as of August 8, 2012, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K dated August 20, 2012 and incorporated herein by reference.

4.6
Registration Rights Agreement, dated as of August 8, 2012, among Biomet, Inc., the Guarantors listed therein, and Goldman, Sachs & Co., Barclays Capital Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, HSBC Securities (USA) Inc., ING Financial Markets LLC, Natixis Securities Americas LLC, RBC Capital Markets, LLC, SMBC Nikko Capital Markets Limited, and UBS Securities LLC, filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K dated August 20, 2012 and incorporated herein by reference.

10.1
Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders party thereto, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.1
Guaranty (Cash Flow), dated as of September 25, 2007, among LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.2
Pledge and Security Agreement (Cash Flow), dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.3
Intercreditor Agreement, dated as of September 25, 2007, by and among Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as CF Collateral Agent, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.4
Patent Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.5
Trademark Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2
Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., the Several Subsidiary Borrowers Party thereto, LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders Party thereto, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2.1
Guaranty (ABL), dated as of September 25, 2007 between LVB Acquisition, Inc. and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2.2
Pledge and Security Agreement (ABL), dated as of September 25, 2007 among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein and Bank of America, N.A., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3
Corporate Integrity Agreement, dated as of September 27, 2007, by and between the Office of Inspector General of the Department of Health and Human Services and Biomet, Inc., filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3.1
Settlement Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit

10.4†
Biomet, Inc. Deferred Compensation Plan (Post-409A Plan), effective January 1, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.5†
LVB Acquisition Management Stockholders’ Agreement for Senior Executives, dated as of September 13, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.5 in the Company’s Annual Report on Form 10-K filed on August 12, 2011 and incorporated herein by reference.

10.5.1†
LVB Acquisition Management Stockholders’ Agreement, dated as of November 6, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.5.1 in the Company’s Annual Report on Form 10-K filed on August 12, 2011 and incorporated herein by reference.

10.6
Governance Acknowledgement, dated as of September 25, 2007, by and between LVB Acquisition Holding, LLC, LVB Acquisition, Inc. and Biomet, Inc, filed as Exhibit 10.6 in the Company’s Annual Report on Form 10-K filed on August 25, 2010 and incorporated herein by reference.

10.7
Amended and Restated Registration Rights Agreement, dated as of September 27, 2007, by and among LVB Acquisition Holding, LLC, LVB Acquisition, Inc., Biomet, Inc. and the stockholders party thereto, filed as Exhibit 10.7 in the Company’s Annual Report on Form 10-K filed on August 25, 2010 and incorporated herein by reference.

10.8†
LVB Acquisition, Inc. 2007 Management Equity Incentive Plan, adopted November 16, 2007, filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.8.1†
LVB Acquisition, Inc 2007 Management Equity Incentive Plan Amendment No. 1, adopted December 31, 2010, filed as Exhibit 10.1 to the Company’s Form 8-K on January 6, 2011 and incorporated herein by reference.

10.9†
Biomet, Inc. Executive Annual Cash Incentive Plan, effective June 1, 2008, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.10†
Amended and Restated Employment Agreement, dated January 14, 2013, by and between Biomet, Inc. and Jeffrey R. Binder, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2013 and incorporated herein by reference.

10.10.1†
Amended and Restated Restricted Stock Unit Grant Agreement, dated January 14, 2013, by and between LVB Acquisition, Inc. and Jeffery R. Binder, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2013 and incorporated herein by reference.

10.10.2†
Amended and Restated Stock Option Grant Agreement, dated January 14, 2013, by and between LVB Acquisition, Inc. and Jeffrey R. Binder, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2013 and incorporated herein by reference.

10.11†
Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.11.1†
First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on January 14, 2009 and incorporated herein by reference.

Exhibit No.	Exhibit

10.14†
Employment Agreement, dated as of August 1, 2009, by and between Biomet, Inc. and Maggie Anderson, filed as Exhibit 10.15 in the Company’s Annual Report on Form 10-K filed on August 25, 2010 and incorporated herein by reference.

10.14.1†*	Separation Agreement, dated as of October 29, 2012, by and between Biomet, Inc. and Maggie Anderson.

10.15†
Employment Agreement, dated as of February 28, 2008, by and between Biomet, Inc. and Brad Tandy, filed as Exhibit 10.15 in the Company's Annual Report on Form 10-K filed on August 20, 2012 and incorporated herein by reference.

10.15.1†
First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Bradley J. Tandy, filed as Exhibit 10.15.1 in the Company's Annual Report on Form 10-K filed on August 20, 2012 and incorporated herein by reference.

10.16†
Consulting Agreement dated as of January 14, 2010 between Company and Dane A. Miller, Ph. D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference.

10.16.1†	First Amendment to Consulting Agreement, dated September 6, 2011 between the Company and Dane A. Miller, Ph. D.

10.17
Indemnification Priority Agreement, dated as of January 11, 2010, among the Company, LVB Acquisition, Inc., The Blackstone Group, L.P., The Goldman Sachs Group, Inc., Kohlberg Kravis Roberts & Co., L.P. and TPG Capital, L.P. filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference.

10.18†
Employment Agreement, dated September 2, 2008, by and between Biomet, Inc. and Robin T. Barney, filed as Exhibit 10.18 in the Company's Annual Report on Form 10-K filed on August 20, 2012 and incorporated herein by reference.

10.18.1†
First Amendment to Employment Agreement, dated December 31, 2008, by and between Biomet, Inc. and Robin T. Barney, filed as Exhibit 10.18.1 in the Company's Annual Report on Form 10-K filed on August 20, 2012 and incorporated herein by reference.

10.20†
LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan adopted July 31, 2012 and amended March 27, 2013, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated April 30, 2013 and incorporated herein by reference.

10.20.1†	LVB Acquisition, Inc. Form Restricted Stock Unit Grant Agreement, filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 15, 2011 and incorporated herein by reference.

10.21
Deferred Prosecution Agreement, dated March 26, 2012, between Biomet, Inc. and the United States Department of Justice, Criminal Division, Fraud Section, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 28, 2012 and incorporated herein by reference.

10.22
Asset Purchase Agreement, dated April 2, 2012, between Biomet, Inc. and DePuy Orthopaedics, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 5, 2012 and incorporated herein by reference.

10.22.1
Amendment No. 1 dated June 1, 2012, between DePuy Orthopaedics, Inc. and Biomet, Inc., to the Asset Purchase Agreement, dated as of April 2, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2012 and incorporated herein by reference.

10.23†	LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan dated July 31, 2012, filed as Exhibit 10.24 to the Company's exchange offer on Form S-4 on April 30, 2013 and incorporated herein by reference.

10.23.1†	LVB Acquisition, Inc. 2012 Form Restricted Stock Unit Grant Agreement, filed as Exhibit (d)(2) to the Company’s Schedule TO on July 2, 2012 and incorporated herein by reference.

Exhibit No.	Exhibit

10.24†	Form of Management Equity Incentive Plan Stock Option Grant Agreement, filed as Exhibit (d)(3) to the Company’s Schedule TO on July 2, 2012 and incorporated herein by reference.

10.25
Amendment and Restatement Agreement dated as of August 2, 2012, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A., and each of the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on form 8-K on August 6, 2012 and incorporated herein by reference.

10.26†
Management Services Agreement dated September 25, 2007, by and among LVB Acquisition Merger Sub, Inc., LVB Acquisition Holding, LLC, LVB Acquisition, Inc., Blackstone Management Partners V L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P. and TPG Capital, L.P., filed as Exhibit10.26 to the Company's Annual Report on Form 10-K dated August 20, 2012 and incorporated herein by reference.

10.27
Joinder to Amendment and Restatement Agreement dated as of October 4, 2012, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A., each lender from time to time party thereto and each of the other parties identified as an “Extending Term Lender” on the signature pages thereto, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 9, 2012 and incorporated herein by reference.

10.28
ABL Credit Agreement dated as of November 14, 2012, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A., and each of the other parties thereto, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 2012 and incorporated herein by reference.

10.29
Incremental Term Facility Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2012, among Biomet, Inc., LVB Acquisition, Inc., the loan parties party thereto and Bank of America, N.A., as Administrative Agent and Additional Term Lender, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 2, 2013 and incorporated herein by reference.

10.30†*	Employment Agreement, dated December 1, 2012, by and between Biomet, Inc. and Adam R. Johnson.

10.31†*	Biomet, Inc. Deferred Savings plan, effective January 1, 2011

12*	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, as amended on May 6, 2009, filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009 and incorporated herein by reference.

21*	Subsidiaries of Biomet, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.