Form 10-Q
period 2013-08-31
LVB Acquisition, Inc.; BIOMET INC
filed 2013-10-11
CIK 1402366, 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission File Number 000-54505

Commission File Number 001-15601

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

LVB ACQUISITION, INC.        Yes  ☑    No  ☐

BIOMET, INC.                            Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

LVB ACQUISITION, INC.        Yes  ☑    No  ☐

BIOMET, INC.                            Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

LVB ACQUISITION, INC.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
BIOMET, INC.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

LVB ACQUISITION, INC.        Yes  ☐    No  ☑

BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of September 30, 2013:

LVB ACQUISITION, INC.              552,387,966 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of August 31, 2013 and May 31, 2013	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended August 31, 2013 and 2012	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2013 and 2012	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of August 31, 2013 and May 31, 2013	7
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended August 31, 2013 and 2012	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2013 and 2012	9
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4.	Controls and Procedures	46

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	47
	Item 1A.	Risk Factors	47
	Item 6.	Exhibits	47

PART I. FINANCIAL INFORMATION
Explanatory Note
This Form 10-Q is a combined quarterly report being filed separately by two registrants: LVB Acquisition, Inc. (“LVB”) and Biomet, Inc. (“Biomet”). Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to LVB, Biomet and their subsidiaries. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Item 1.	Condensed Consolidated Financial Statements.
LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	August 31, 2013	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$345.4	$355.6
Accounts receivable, less allowance for doubtful accounts receivables of $32.7 ($33.5 at May 31, 2013)	524.5	531.8
Inventories	651.8	624.0
Deferred income taxes	118.0	119.9
Prepaid expenses and other	127.6	141.3
Total current assets	1,767.3	1,772.6
Property, plant and equipment, net	664.5	665.2
Investments	23.2	23.0
Intangible assets, net	3,558.0	3,630.2
Goodwill	3,596.8	3,600.9
Other assets	95.8	102.8
Total assets	$9,705.6	$9,794.7
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.8	$40.3
Accounts payable	92.4	111.5
Accrued interest	40.0	56.2
Accrued wages and commissions	115.9	150.1
Other accrued expenses	205.3	206.0
Total current liabilities	490.4	564.1
Long-term liabilities:
Long-term debt, net of current portion	5,935.0	5,926.1
Deferred income taxes	1,067.7	1,129.8
Other long-term liabilities	190.1	206.1
Total liabilities	7,683.2	7,826.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,387,966 and 552,359,416 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,666.5	5,662.0
Accumulated deficit	(3,661.9)	(3,693.0)
Accumulated other comprehensive income (loss)	12.3	(5.9)
Total shareholders’ equity	2,022.4	1,968.6
Total liabilities and shareholders’ equity	$9,705.6	$9,794.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended
	August 31, 2013	August 31, 2012
Net sales	$730.7	$707.4
Cost of sales	237.2	228.1
Gross profit	493.5	479.3
Selling, general and administrative expense	284.1	296.1
Research and development expense	37.5	35.8
Amortization	75.5	78.4
Operating income	96.4	69.0
Interest expense	87.6	117.1
Other (income) expense	2.2	37.5
Other expense, net	89.8	154.6
Income (loss) before income taxes	6.6	(85.6)
Provision (benefit) from income taxes	(24.5)	(54.1)
Net income (loss)	31.1	(31.5)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	—	0.8
Interest rate swap unrealized gains (losses)	13.5	(2.6)
Foreign currency related gains (losses)	4.5	23.2
Unrecognized actuarial gains (losses)	0.2	—
Other comprehensive income (loss)	18.2	21.4
Comprehensive income (loss)	$49.3	$(10.1)
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Three Months Ended
	August 31, 2013	August 31, 2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$31.1	$(31.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120.4	120.6
Amortization and write off of deferred financing costs	3.6	7.0
Stock-based compensation expense	4.2	19.1
Loss on extinguishment of debt	—	38.0
Recovery of doubtful accounts receivable	0.1	1.3
Deferred income taxes	(61.0)	(68.9)
Other	(3.9)	(1.3)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	8.0	5.8
Inventories	(7.5)	(21.2)
Prepaid expenses	2.3	(4.2)
Accounts payable	(19.6)	(8.1)
Income taxes	17.0	(4.2)
Accrued interest	(16.2)	51.9
Accrued expenses and other	(27.7)	(18.8)
Net cash provided by operating activities	50.8	85.5
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	9.5	—
Purchases of investments	(9.5)	—
Net proceeds from sale of assets	0.2	—
Capital expenditures	(46.5)	(53.1)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(280.0)
Other acquisitions, net of cash acquired	(0.4)	(5.9)
Net cash used in investing activities	(46.7)	(339.0)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(2.3)	(0.4)
Payments under senior secured credit facilities	(8.3)	(8.5)
Proceeds under revolvers	2.3	—
Payments under revolvers	(5.0)	—
Proceeds from senior notes due 2020	—	1,000.0
Tender offer for senior notes due 2017	—	(581.7)
Payment of fees related to refinancing activities	(0.2)	(30.1)
Equity:
Option exercise	0.3	—
Net cash provided by (used in) financing activities	(13.2)	379.3
Effect of exchange rate changes on cash	(1.1)	1.0
Increase (decrease) in cash and cash equivalents	(10.2)	126.8
Cash and cash equivalents, beginning of period	355.6	492.4
Cash and cash equivalents, end of period	$345.4	$619.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$101.3	$62.5
Income taxes	$32.2	$22.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	August 31, 2013	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$345.4	$355.6
Accounts receivable, less allowance for doubtful accounts receivables of $32.7($33.5 at May 31, 2013)	524.5	531.8
Inventories	651.8	624.0
Deferred income taxes	118.0	119.9
Prepaid expenses and other	127.6	141.3
Total current assets	1,767.3	1,772.6
Property, plant and equipment, net	664.5	665.2
Investments	23.2	23.0
Intangible assets, net	3,558.0	3,630.2
Goodwill	3,596.8	3,600.9
Other assets	95.8	102.8
Total assets	$9,705.6	$9,794.7
Liabilities & Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$36.8	$40.3
Accounts payable	92.4	111.5
Accrued interest	40.0	56.2
Accrued wages and commissions	115.9	150.1
Other accrued expenses	205.3	206.0
Total current liabilities	490.4	564.1
Long-term liabilities:
Long-term debt, net of current portion	5,935.0	5,926.1
Deferred income taxes	1,067.7	1,129.8
Other long-term liabilities	190.1	206.1
Total liabilities	7,683.2	7,826.1
Commitments and contingencies
Shareholder's equity:
Common stock, without par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,672.0	5,667.5
Accumulated deficit	(3,661.9)	(3,693.0)
Accumulated other comprehensive income (loss)	12.3	(5.9)
Total shareholder's equity	2,022.4	1,968.6
Total liabilities and shareholder's equity	$9,705.6	$9,794.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended
	August 31, 2013	August 31, 2012
Net sales	$730.7	$707.4
Cost of sales	237.2	228.1
Gross profit	493.5	479.3
Selling, general and administrative expense	284.1	296.1
Research and development expense	37.5	35.8
Amortization	75.5	78.4
Operating income	96.4	69.0
Interest expense	87.6	117.1
Other (income) expense	2.2	37.5
Other expense, net	89.8	154.6
Income (loss) before income taxes	6.6	(85.6)
Provision (benefit) from income taxes	(24.5)	(54.1)
Net income (loss)	31.1	(31.5)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	—	0.8
Interest rate swap unrealized gains (losses)	13.5	(2.6)
Foreign currency related gains (losses)	4.5	23.2
Unrecognized actuarial gains (losses)	0.2	—
Other comprehensive income (loss)	18.2	21.4
Comprehensive income (loss)	$49.3	$(10.1)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Three Months Ended
	August 31, 2013	August 31, 2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$31.1	$(31.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120.4	120.6
Amortization and write off of deferred financing costs	3.6	7.0
Stock-based compensation expense	4.2	19.1
Loss on extinguishment of debt	—	38.0
Recovery of doubtful accounts receivable	0.1	1.3
Deferred income taxes	(61.0)	(68.9)
Other	(3.9)	(1.3)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	8.0	5.8
Inventories	(7.5)	(21.2)
Prepaid expenses	2.3	(4.2)
Accounts payable	(19.6)	(8.1)
Income taxes	17.0	(4.2)
Accrued interest	(16.2)	51.9
Accrued expenses and other	(27.7)	(18.8)
Net cash provided by operating activities	50.8	85.5
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	9.5	—
Purchases of investments	(9.5)	—
Net proceeds from sale of assets	0.2	—
Capital expenditures	(46.5)	(53.1)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(280.0)
Other acquisitions, net of cash acquired	(0.4)	(5.9)
Net cash used in investing activities	(46.7)	(339.0)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(2.3)	(0.4)
Payments under senior secured credit facilities	(8.3)	(8.5)
Proceeds under revolvers	2.3	—
Payments under revolvers	(5.0)	—
Proceeds from senior notes due 2020	—	1,000.0
Tender offer for senior notes due 2017	—	(581.7)
Payment of fees related to refinancing activities	(0.2)	(30.1)
Equity:
Option exercise	0.3	—
Net cash provided by (used in) financing activities	(13.2)	379.3
Effect of exchange rate changes on cash	(1.1)	1.0
Increase (decrease) in cash and cash equivalents	(10.2)	126.8
Cash and cash equivalents, beginning of period	355.6	492.4
Cash and cash equivalents, end of period	$345.4	$619.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$101.3	$62.5
Income taxes	$32.2	$22.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB ACQUISITION, INC.
BIOMET, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation.
The accompanying unaudited condensed consolidated financial statements include the accounts of LVB Acquisition, Inc. (“LVB” and “Parent”) and Biomet, Inc. and its subsidiaries (individually and collectively with its subsidiaries referred to as “Biomet”, and together with LVB, the “Company”, “we”, “us” or “our”). Biomet is a wholly owned subsidiary of LVB. LVB has no other operations beyond its ownership of Biomet. Intercompany accounts and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (the “2013 Form 10-K”).
The May 31, 2013 condensed consolidated balances have been derived from the audited financial statements included in the 2013 Form 10-K.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations or cash flows.

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
The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition.

The following table summarizes the purchase price allocation:

(in millions)
Inventory	$93.7
Prepaid expenses and other	2.1
Instruments	29.2
Other property, plant and equipment	7.2
Liabilities assumed	(5.6)
Intangible assets	141.5
Goodwill	11.9
Purchase price	$280.0

The results of operations of the business have been included subsequent to the respective country closing dates in the accompanying condensed consolidated financial statements. Acquisition-related costs for the three months ended August 31, 2012 were $6.9 million and are recorded in cost of sales and selling, general and administrative expenses. The goodwill value is not tax deductible.
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

Note 3—Inventories.
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	August 31, 2013	May 31, 2013
Raw materials	$76.0	$78.8
Work-in-process	47.6	44.7
Finished goods	528.2	500.5
Inventories, net	$651.8	$624.0

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
Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	August 31, 2013	May 31, 2013
Land and land improvements	$40.4	$40.5
Buildings and leasehold improvements	110.3	106.3
Machinery and equipment	388.2	375.4
Instruments	732.8	710.5
Construction in progress	48.9	48.8
Total property, plant and equipment	1,320.6	1,281.5
Accumulated depreciation	(656.1)	(616.3)
Total property, plant and equipment, net	$664.5	$665.2

The Company recorded depreciation expense of $44.9 million and $42.2 million for the three months ended August 31, 2013 and 2012, respectively.

Note 5—Investments.
At August 31, 2013, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.3	$—	$0.5
Time deposit	15.9	0.2	—	16.1
Greek bonds	1.1	4.0	—	5.1
Total available-for-sale investments	$17.2	$4.5	$—	$21.7

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$1.5	$—	$—	$1.5
Total trading investments	$1.5	$—	$—	$1.5
At May 31, 2013, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.2	$—	$0.4
Time deposit	15.9	0.1	—	16.0
Greek bonds	1.1	4.5	—	5.6
Total available-for-sale investments	$17.2	$4.8	$—	$22.0

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.8	$0.2	$—	$1.0
Total trading investments	$0.8	$0.2	$—	$1.0
The Company recorded proceeds on the sales/maturities of investments of $9.5 million for the three months ended August 31, 2013 and no proceeds during the three months ended August 31, 2012. The Company purchased investments of $9.5 million during the three months ended August 31, 2013, with no purchases during the three months ended August 31, 2012.

The Company holds Greek bonds which are designated as available-for-sale securities. The bonds have maturities ranging from 1 to 30 years. As of August 31, 2013, the face value of the bonds was $11.3 million.

Note 6—Goodwill and Other Intangible Assets.
The balance of goodwill as of August 31, 2013 and May 31, 2013 was $3,596.8 million and $3,600.9 million, respectively. The change in goodwill reflects foreign currency fluctuations, primarily the weakening of the Australian dollar against the U.S. dollar.
The Company uses an accelerated method for amortizing customer relationship intangibles, as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization, partially offset by the strengthening of the euro against the U.S. dollar.
The Company performs its annual assessment for impairment as of March 31 for all reporting units, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The estimates and assumptions underlying the fair value calculations used in the Company’s annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company uses in its internal planning. These estimates and assumptions may change from period to period. If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

Intangible assets consisted of the following at August 31, 2013 and May 31, 2013:

(in millions)	August 31, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,733.9	$(500.6)	$1,233.3
Completed technology	580.4	(229.4)	351.0
Product trade names	205.4	(68.9)	136.5
Customer relationships	2,384.5	(855.7)	1,528.8
Non-compete contracts	4.6	(4.1)	0.5
Sub-total	4,908.8	(1,658.7)	3,250.1
Corporate trade names	307.9	—	307.9
Total	$5,216.7	$(1,658.7)	$3,558.0

(in millions)	May 31, 2013
	Gross		New			Net
	Carrying	Impairment	Carrying	Accumulated	Impairment	Carrying
	Amount	Charge	Amount	Amortization	Charge	Amount
Core technology	$1,772.6	$(39.0)	$1,733.6	$(481.1)	$4.1	$1,256.6
Completed technology	628.8	(48.5)	580.3	(254.9)	36.7	362.1
Product trade names	204.2	—	204.2	(65.9)	—	138.3
Customer relationships	2,429.5	(46.1)	2,383.4	(828.4)	9.9	1,564.9
Non-compete contracts	4.6	—	4.6	(3.8)	—	0.8
Sub-total	5,039.7	(133.6)	4,906.1	(1,634.1)	50.7	3,322.7
Corporate trade names	319.0	(11.5)	307.5	—	—	307.5
Total	$5,358.7	$(145.1)	$5,213.6	$(1,634.1)	$50.7	$3,630.2
The weighted average useful life of the intangibles at August 31, 2013 is as follows:

Weighted Average Useful Life
Core technology	15 years
Completed technology	9 years
Product trade names	13 years
Customer relationships	14 years
Non-compete contracts	1 year
Corporate trade names	Indefinite life
Expected amortization expense for the intangible assets stated above for the years ending May 31, 2014 through 2018 is $287.9 million, $278.9 million, $269.0 million, $265.3 million, and $248.0 million, respectively.

Note 7—Debt.
The terms and carrying value of each debt instrument at August 31, 2013 and May 31, 2013 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	August 31, 2013	May 31, 2013
Debt Instruments
European facility	No fixed maturity date	Interest free	EUR	€—	€1.8
				$—	$2.3
China facility	January 16, 2016	LIBOR + 2.10%	USD	$1.0	$6.0
		5.32%	CNY	¥14.0	¥—
				$2.3	$—
Term loan facility B	March 25, 2015	LIBOR + 3.00%	USD	$104.1	$104.3
Term loan facility B-1	July 25, 2017	LIBOR + 3.75%	USD	$2,111.4	$2,116.8
Term loan facility B	March 25, 2015	LIBOR + 3.00%	EUR	€167.3	€167.8
				$221.4	$217.9
Term loan facility B-1	July 25, 2017	LIBOR + 4.00%	EUR	€657.7	€659.4
				$870.2	$856.4
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD	$—	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	USD	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	EUR	€—	€—
Senior notes	August 1, 2020	6.500%	USD	$1,825.0	$1,825.0
Senior subordinated notes	October 1, 2020	6.500%	USD	$800.0	$800.0
Premium on notes				$36.4	$37.7
Total debt				$5,971.8	$5,966.4
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
The Company currently elects to use 1-month LIBOR for setting the interest rates on 77% of its U.S. dollar-denominated and 100% of its euro-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan as of August 31, 2013 was 0.18%. The majority of the euro-denominated term loan had a 1-month LIBOR rate of 0.08% as of August 31, 2013. The 3-month LIBOR rate for the U.S. dollar-denominated term loan was 0.27% as of August 31, 2013. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all euro-denominated term loans and dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro-denominated term B loans and dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding euro-denominated term B-1 loans and dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. Through August 31, 2013, the total amount of required payments under the Company’s term loan facilities was $8.3 million. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.3231 and $1.2988, which represents the currency exchange rate from euros to U.S. dollars on August 31, 2013 and May 31, 2013, respectively.
The Company’s revolving borrowing base available under all debt facilities at August 31, 2013 was $790.0 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.
As of August 31, 2013, $10.8 million of financing fees related to the Company’s credit agreement remain in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement. Additionally, $65.8 million of new financing fees related to the refinancing referenced below are also in long-term assets and will be amortized through interest expense over the remaining lives of the new debt instruments.

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
On October 2, 2012, Biomet, Inc. completed its offering of $825.0 million aggregate principal amount of 6.500% senior notes due 2020 as part of a further issuance of 6.500% senior notes due 2020. The Company used the net proceeds of this offering to fund a tender offer for any and all of its 10% senior notes due 2017 (“10% Senior Notes”), including related fees and expenses and to redeem 10% Senior Notes not accepted for purchase in such tender offer. Concurrently with this offering, Biomet also completed an offering of $800.0 million aggregate principal amount of 6.500% senior subordinated notes due 2020. Biomet used the net proceeds of the subordinated notes offering together with cash on hand, to fund a tender offer for up to $800.0 million aggregate principal amount of its 11 5/8% Senior Subordinated Notes, including related fees and expenses and to redeem 11 5/8% Senior Subordinated Notes not accepted for purchase in such tender offer. $343.4 million in aggregate principal amount of 10% Senior Notes, or approximately 45.12% of the 10% Senior Notes outstanding, were validly tendered and not withdrawn, and $384.2 million aggregate principal amount of 11 5/8% Senior Subordinated Notes, or approximately 43.91% of the 11 5/8% Senior Subordinated Notes outstanding, were validly tendered and not withdrawn, in each case as of the early tender deadline of October 1, 2020. On November 1, 2012, Biomet redeemed and retired all outstanding 10% Senior Notes and 11 5/8% Senior Subordinated Notes not accepted for purchase in the tender offer using cash on hand and asset-based revolver proceeds.
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
Joinder Agreement
On October 4, 2012, LVB, Biomet and certain subsidiaries of Biomet entered into a joinder agreement (the “Joinder”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, each lender from time to time party thereto and each of the other parties identified as an “Extending Term Lender.” The Joinder was entered into pursuant to its credit agreement, dated as of September 25, 2007, as amended and restated by the amendment and restatement agreement dated as of August 2, 2012 (the “Amendment”), by and among Biomet, LVB, certain subsidiaries of Biomet, Bank of America, N.A. and each lender from time to time party thereto.

By entering into the Joinder, the joining lenders agreed to extend the maturity of (i) approximately $392.7 million of Biomet’s U.S. dollar-denominated term loans and (ii) approximately €32.9 million of Biomet’s euro-denominated term loans, to July 25, 2017. The term loans extended pursuant to the Joinder are on terms identical to the terms loans that were extended pursuant to the Amendment. The remaining term loans of the lenders who have not elected to extend their loans will mature on March 25, 2015.
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

Note 8—Fair Value Measurements.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair value measurements are principally applied to (1) financial assets and liabilities such as marketable equity securities and debt securities, (2) investments in equity and other securities and (3) derivative instruments consisting of interest rate swaps. These items are marked-to-market at each reporting period to fair value. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market investments and marketable equity securities.

•
Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include Greek bonds, time deposits, interest rate swaps, pension plan assets (equity securities, debt securities and other) and foreign currency exchange contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•
Level 3 – Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at August 31, 2013 and May 31, 2013:

		Fair Value Measurements
	Fair Value at August 31, 2013	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$242.0	$242.0	$—	$—
Time deposits	16.1	—	16.1	—
Greek bonds	5.1	—	5.1	—
Pension plan assets	135.6	—	135.6	—
Foreign currency exchange contracts	0.5	—	0.5	—
Equity securities	0.4	0.3	—	0.1
Total assets	$399.7	$242.3	$157.3	$0.1
Liabilities:
Interest rate swaps	$32.4	$—	$32.4	$—
Foreign currency exchange contracts	0.4	—	0.4	—
Total liabilities	$32.8	$—	$32.8	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in millions)	May 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$93.1	$93.1	$—	$—
Time deposits	31.5	—	31.5	—
Greek bonds	5.6	—	5.6	—
Pension plan assets	137.6	—	137.6	—
Foreign currency exchange contracts	0.5	—	0.5	—
Equity securities	1.4	1.3	—	0.1
Total assets	$269.7	$94.4	$175.2	$0.1
Liabilities:
Interest rate swaps	$54.1	$—	$54.1	$—
Foreign currency exchange contracts	0.6	—	0.6	—
Total liabilities	$54.7	$—	$54.7	$—
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of August 31, 2013 and May 31, 2013, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.
The estimated fair value of the Company’s long-term debt, including the current portion, at August 31, 2013 and May 31, 2013 was $6,002.8 million and $6,090.4 million, respectively, compared to carrying values of $5,971.8 million and $5,966.4 million, respectively. The fair value of the Company’s traded debt is considered Level 3 and was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using Bloomberg composite quotes. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
During the three months ended August 31, 2013 and 2012, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 9—Derivative Instruments and Hedging Activities.
The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.
Derivatives Designated as Hedging Instruments
Foreign Currency Instruments—Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of August 31, 2013, the Company’s net investment in European subsidiaries totaled €1,752.4 million ($2,318.7 million) and the outstanding principal balance of the euro term loan was €825.0 million ($1,091.6 million) of which €787.6 million ($1,042.1 million) was designated as a net investment hedge. The difference of €964.8 million ($1,276.6 million) is unhedged as of August 31, 2013. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.
Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of August 31, 2013, the Company had a swap liability of $32.4 million, which consisted of $14.3 million short-term and $18.6 million long-term, partially offset by a $0.5 million credit valuation adjustment. As of May 31, 2013, the Company had a swap liability of $54.1 million, which consisted of $19.9 million short-term and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment.

The table below summarizes existing swap agreements at August 31, 2013 and May 31, 2013:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			August 31, 2013	May 31, 2013
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 years	EUR	€200.0	September 25, 2012	September 25, 2017	(7.9)	(11.3)
5 years	EUR	200.0	September 25, 2012	September 25, 2017	(7.8)	(11.1)
5 years	USD	$325.0	December 26, 2008	December 25, 2013	(2.2)	(3.8)
5 years	USD	195.0	September 25, 2009	September 25, 2014	(5.4)	(6.7)
2 years	USD	190.0	March 25, 2013	March 25, 2015	(1.5)	(1.7)
3 years	USD	270.0	December 27, 2013	September 25, 2016	(3.8)	(5.2)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(2.2)	(7.5)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(2.1)	(7.4)
Credit valuation adjustment					0.5	0.6
Total interest rate instruments					$(32.4)	$(54.1)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss). Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the three months ended August 31, 2013 and August 31, 2012:

(in millions)	Three Months Ended
Derivatives in cash flow hedging relationship	August 31, 2013	August 31, 2012
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$21.7	$(4.2)
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—
As of August 31, 2013, the effective interest rate, including the applicable lending margin, on 63.64% ($1,410.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 5.51% through the use of interest rate swaps. The effective interest rate on 48.48% (€400.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 5.55% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.84% and 3.69%, respectively. As of August 31, 2013 and May 31, 2013, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 5.62% and 6.29%, respectively.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company may enter into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of August 31, 2013, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.5 million recorded in prepaid expenses and other, and liabilities of $0.4 million recorded in other accrued expenses.

Note 10—Accumulated Other Comprehensive Income (Loss).
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
Accumulated other comprehensive income (loss) and the related components, net of tax, are included in the table below:

(in millions)	August 31, 2013	May 31, 2013
Unrecognized actuarial gains (losses)	$(9.8)	$(10.0)
Foreign currency translation adjustments	40.0	35.5
Unrealized gain (loss) on interest rate swaps	(20.7)	(34.2)
Unrealized gain (loss) on available-for-sale securities	2.8	2.8
Accumulated other comprehensive income	$12.3	$(5.9)

The tax effects in other comprehensive income for the three months ended August 31, 2013 and 2012 related to (i) unrecognized actuarial gain (loss) were $0.2 million benefit and $0.1 million benefit, respectively, (ii) foreign currency translation adjustments were $12.2 million benefit and $4.5 million expense, respectively, (iii) unrealized gain (loss) on interest rate swaps were $8.2 million expense and $1.6 million benefit, respectively, and (iv) unrealized loss on available-for-sale securities were $0.0 million expense and $0.1 million expense, respectively.

Note 11—Stock-based Compensation and Stock Plans.
The Company expenses all stock-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Stock-based compensation expense recognized was $4.7 million and $19.1 million for the three months ended August 31, 2013 and 2012, respectively. The decrease in the expense was related to the modification that is described below.
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

The terms of the new restricted stock units are different from the tendered restricted stock units with respect to the vesting schedule, performance conditions and settlement. The new restricted stock units are granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged restricted stock units, the new restricted stock units do not vest in full on May 31, 2016 regardless of satisfaction of the vesting conditions. In addition, following the termination of employment with the Company, new restricted stock units, whether vested or unvested, will be forfeited if such employee provides services to any competitor of the Company. In addition, participants holding new restricted stock units received new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based restricted stock unit. Vested management dividend awards are paid by cash distributions promptly following each anniversary of the grant date until the earlier of an initial public offering of the Company or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited. The new restricted stock units were granted under the Company’s 2012 Restricted Stock Unit Plan, which was adopted by LVB on July 31, 2012. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the Company’s 2012 Restricted Stock Unit Plan is 14,000,000, subject to adjustment as described in the Plan. The management dividend awards are accounted for as liabilities.

On March 27, 2013, the Compensation Committee of LVB approved and adopted an amended LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan. The amendment permits certain participants in the Plan to be eligible to elect to receive a cash award with respect to their vested time-based restricted stock units subject to certain conditions, including the satisfaction of certain Company performance thresholds with respect to adjusted EBITDA and unlevered free cash flow. To the extent the Company performance conditions have been satisfied for the applicable fiscal year, eligible participants will be entitled to elect to receive a cash award based on the fair market value of the Parent's common stock on the first day of the applicable election period, payable in three installments over a two-year period, with respect to their vested time-based restricted stock units and such vested time-based restricted stock unit will be forfeited upon such election. Payment of the cash award is subject to the participants’ continued employment through the payment date (other than with respect to a termination by the Company without cause).
During the second quarter of fiscal year 2013, the distributor options totaling 3,193,167 were modified to lower the exercise price to the then-current fair value of $7.88 per share.
Note 12—Income Taxes.

The Company applies guidance issued by the Financial Accounting Standards Board for uncertainty in income taxes. The Company records the liability for unrecognized tax positions as a long-term liability.
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, the Netherlands, Spain, the United Kingdom and the United States. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2009.
The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of August 31, 2013, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.
The Company’s effective income tax rate was (371.2)% for the three months ended August 31, 2013, compared to 63.2% for the three months ended August 31, 2012. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of the Company's foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, decreased the quarterly income tax provision by ($25.9) million, or (392.8)%, in the three months ended August 31, 2013. The quarterly income tax benefit increased by ($4.0) million, or 4.7%, in the three months ended August 31, 2012, primarily as a result of changes in deferred tax balances due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012.

Note 13—Segment Reporting.
The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of knees; hips; sports, extremities and trauma (“S.E.T.”); spine, bone healing & microfixation; dental; and cement, biologics & other products. Other products consist primarily of general instruments and operating room supplies. The Company operates in various geographies. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Asia Pacific region.
Net sales by product category for the three months ended August 31, 2013 and 2012 were as follows:

	Three Months Ended
(in millions)	August 31, 2013	August 31, 2012(1)
Net sales by product:
Knees	$225.1	$217.5
Hips	149.7	146.9
S.E.T.	149.5	127.3
Spine, Bone Healing & Microfixation	101.6	108.8
Dental	53.9	57.0
Cement, Biologics & Other	50.9	49.9
Total	$730.7	$707.4

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how the Company presently manages and markets its products.
Net sales by geography for the three months ended August 31, 2013 and 2012 were as follows:

	Three Months Ended
(in millions)	August 31, 2013	August 31, 2012
Net sales by geography:
United States	$469.9	$452.2
Europe	151.5	142.9
International(1)	109.3	112.3
Total	$730.7	$707.4

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.
Long-term assets by geography as of August 31, 2013 and May 31, 2013 were as follows:

(in millions)	August 31, 2013	May 31, 2013
Long-term assets(1) by geography:
United States	$339.4	$336.8
Europe	252.9	255.7
International	72.2	72.7
Total	$664.5	$665.2

(1)	Defined as property, plant and equipment.

Note 14—Guarantor and Non-Guarantor Financial Statements.
Each of Biomet’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet’s senior secured cash flow facilities. Certain amounts reported in the prior year elimination column have been corrected to more accurately reflect the allocation of intercompany profit between the guarantor and the non-guarantor subsidiaries and to conform to the current period presentation. The Company believes such amounts are immaterial. LVB is neither an issuer nor guarantor of the notes described in Note 7.

The following financial information presents the composition of the combined guarantor subsidiaries:
CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$(37.0)	$382.4	$—	$345.4
Accounts receivable, net	—	260.3	264.2	—	524.5
Inventories, net	—	311.8	340.0	—	651.8
Deferred income taxes	—	86.7	31.3	—	118.0
Prepaid expenses and other	—	59.2	68.4	—	127.6
Total current assets	—	681.0	1,086.3	—	1,767.3
Property, plant and equipment, net	—	353.3	311.2	—	664.5
Investments	—	11.4	11.8	—	23.2
Investment in subsidiaries	8,030.7	—	—	(8,030.7)	—
Intangible assets, net	—	2,829.7	728.3	—	3,558.0
Goodwill	—	3,104.0	492.8	—	3,596.8
Other assets	—	84.7	11.1	—	95.8
Total assets	$8,030.7	$7,064.1	$2,641.5	$(8,030.7)	$9,705.6
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.5	$—	$3.3	$—	$36.8
Accounts payable	—	49.6	42.8	—	92.4
Accrued interest	39.8	—	0.2	—	40.0
Accrued wages and commissions	—	61.8	54.1	—	115.9
Other accrued expenses	—	147.0	58.3	—	205.3
Total current liabilities	73.3	258.4	158.7	—	490.4
Long-term debt	5,935.0	—	—	—	5,935.0
Deferred income taxes	—	887.3	180.4	—	1,067.7
Other long-term liabilities	—	121.2	68.9	—	190.1
Total liabilities	6,008.3	1,266.9	408.0	—	7,683.2
Shareholder’s equity	2,022.4	5,797.2	2,233.5	(8,030.7)	2,022.4
Total liabilities and shareholder’s equity	$8,030.7	$7,064.1	$2,641.5	$(8,030.7)	$9,705.6

	May 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$35.3	$320.3	$—	$355.6
Accounts receivable, net	—	254.1	277.7	—	531.8
Inventories	—	286.9	337.1	—	624.0
Deferred income taxes	—	78.3	41.6	—	119.9
Prepaid expenses and other	—	73.7	67.6	—	141.3
Total current assets	—	728.3	1,044.3	—	1,772.6
Property, plant and equipment, net	—	350.1	315.1	—	665.2
Investments	—	10.9	12.1	—	23.0
Investment in subsidiaries	7,982.8	—	—	(7,982.8)	—
Intangible assets, net	—	2,890.4	739.8	—	3,630.2
Goodwill	—	3,104.0	496.9	—	3,600.9
Other assets	—	88.9	13.9	—	102.8
Total assets	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.3	$—	$7.0	$—	$40.3
Accounts payable	—	63.8	47.7	—	111.5
Accrued interest	56.1	—	0.1	—	56.2
Accrued wages and commissions	—	82.1	68.0	—	150.1
Other accrued expenses	—	141.7	64.3	—	206.0
Total current liabilities	89.4	287.6	187.1	—	564.1
Long-term debt	5,924.8	—	1.3	—	5,926.1
Deferred income taxes	—	942.0	187.8	—	1,129.8
Other long-term liabilities	—	142.9	63.2	—	206.1
Total liabilities	6,014.2	1,372.5	439.4	—	7,826.1
Shareholder’s equity	1,968.6	5,800.1	2,182.7	(7,982.8)	1,968.6
Total liabilities and shareholder’s equity	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended August 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$481.5	$249.2	$—	$730.7
Cost of sales	—	192.4	44.8	—	237.2
Gross profit	—	289.1	204.4	—	493.5
Selling, general and administrative expense	—	182.2	101.9	—	284.1
Research and development expense	—	27.9	9.6	—	37.5
Amortization	—	61.3	14.2	—	75.5
Operating income	—	17.7	78.7	—	96.4
Other (income) expense, net	87.0	(2.3)	5.1	—	89.8
Income (loss) before income taxes	(87.0)	20.0	73.6	—	6.6
Tax expense (benefit)	(33.1)	7.6	1.0	—	(24.5)
Equity in earnings of subsidiaries	85.0	—	—	(85.0)	—
Net income (loss)	$31.1	$12.4	$72.6	$(85.0)	$31.1
Other comprehensive income (loss)	$13.5	$—	$4.7	$—	$18.2
Total comprehensive income (loss)	$44.6	$12.4	$77.3	$(85.0)	$49.3

	Three Months Ended August 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$464.8	$242.6	$—	$707.4
Cost of sales	—	184.3	43.8	—	228.1
Gross profit	—	280.5	198.8	—	479.3
Selling, general and administrative expense	—	191.3	104.8	—	296.1
Research and development expense	—	27.1	8.7	—	35.8
Amortization	—	67.7	10.7	—	78.4
Operating income (loss)	—	(5.6)	74.6	—	69.0
Other (income) expense, net	159.3	(1.3)	(3.4)	—	154.6
Income (loss) before income taxes	(159.3)	(4.3)	78.0	—	(85.6)
Tax expense (benefit)	(60.5)	(1.7)	8.1	—	(54.1)
Equity in earnings of subsidiaries	67.3	—	—	(67.3)	—
Net income (loss)	$(31.5)	$(2.6)	$69.9	$(67.3)	$(31.5)
Other comprehensive income (loss)	$(2.6)	$—	$24.0	$—	$21.4
Total comprehensive income (loss)	$(34.1)	$(2.6)	$93.9	$(67.3)	$(10.1)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended August 31, 2013
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$5.8	$(36.9)	$81.9	$—	$50.8
Capital expenditures	—	(35.3)	(11.2)	—	(46.5)
Other	—	(0.4)	0.2	—	(0.2)
Cash flows provided by (used in) investing activities	—	(35.7)	(11.0)	—	(46.7)
Cash flows used in financing activities	(5.8)	0.3	(7.7)	—	(13.2)
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)
Decrease in cash and cash equivalents	—	(72.3)	62.1	—	(10.2)
Cash and cash equivalents, beginning of period	—	35.3	320.3	—	355.6
Cash and cash equivalents, end of period	$—	$(37.0)	$382.4	$—	$345.4

	Three Months Ended August 31, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(382.4)	$530.8	$(62.9)	$—	$85.5
Capital expenditures	—	(28.4)	(24.7)	—	(53.1)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(277.5)	(2.5)	—	(280.0)
Other	—	(4.9)	(1.0)	—	(5.9)
Cash flows provided by (used in) investing activities	—	(310.8)	(28.2)	—	(339.0)
Proceeds from senior notes due 2020	1,000.0	—	—	—	1,000.0
Tender offer for senior notes due 2017	(581.7)	—	—	—	(581.7)
Payment of fees related to refinancing activities	(30.1)	—	—	—	(30.1)
Other	(5.8)	—	(3.1)	—	(8.9)
Cash flows used in financing activities	382.4	—	(3.1)	—	379.3
Effect of exchange rate changes on cash	—	—	1.0	—	1.0
Increase in cash and cash equivalents	—	220.0	(93.2)	—	126.8
Cash and cash equivalents, beginning of period	—	190.1	302.3	—	492.4
Cash and cash equivalents, end of period	$—	$410.1	$209.1	$—	$619.2

Note 15—Contingencies.
The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies at August 31, 2013 and May 31, 2013 of $67.4 million and $63.5 million, respectively, primarily relate to certain product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation described below.
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
U.S. Department of Justice EBI Products Investigations and Other Matters

In June 2013, Biomet received a subpoena from the U.S. Attorney's Office for the District of New Jersey requesting various documents relating to the fitting of custom-fabricated or custom-fitted orthoses, or bracing, to patients in New Jersey, Texas and Washington. The Company has produced responsive documents and is fully cooperating with the request of the U.S. Attorney's Office. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.
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
Product Liability
The Company has received claims for personal injury associated with its metal-on-metal hip products. The pre-trial management of certain of these claims has been consolidated in a multi-district proceeding in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The Company believes the number of claims continues to increase incrementally due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company’s accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow.
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

Intellectual Property Litigation

On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. The lawsuit seeks damages in an amount yet to be determined and injunctive relief. Prior to the filing of this lawsuit, on March 8, 2013, the Company filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue. The Company is vigorously defending this matter and believes that its defenses against infringement are valid and meritorious. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its current lines of European bone cements, which were first marketed in 2005. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. On December 20, 2012, the trial court ruled that Biomet did not misappropriate trade secrets and consequently dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH (“Biomet Switzerland”) remains as the only defendant in the lawsuit and the trial court has ruled that Heraeus Kulzer will not be permitted to review certification materials of Biomet Switzerland for purposes of determining whether there is any evidence that would support a claim of trade secret misappropriation by that entity. Heraeus has appealed the trail court’s decision and the Company is continuing to vigorously defend this matter.
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

Note 16—Related Parties.
Transactions with the Sponsor Group
On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of Biomet, Inc.’s shareholders voted to approve the proposed merger, and Parent acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Global, LLC (each a “Sponsor” and collectively, the “Sponsors”), and certain investors who agreed to co-invest with the Sponsors (the “Co-

Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions, are referred to collectively as the “Transactions.”
Management Services Agreement
Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.4 million and $2.6 million for the three months ended August 31, 2013 and 2012, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

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
Consulting Agreements
On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. On August 19, 2013, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to extend the term of the agreement through the earlier of September 1, 2014, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.1 million and $0.1 million for the three months ended August 31, 2013 and 2012, respectively.
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
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of August 31, 2013, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.
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

There were no payments made during the three months ended August 31, 2013 or 2012.
Core Trust Purchasing Group Participation Agreement
Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.3 million and $0.1 million for the three months ended August 31, 2013 and 2012, respectively.
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
Refinancing Activities
Goldman Sachs served as a dealer manager and arranger for the refinancing activities explained in Note 7 – Debt and received fees of $0.1 million during the three months ended August 31, 2012, for their services, with no payment during the three months ended August 31, 2013. Goldman Sachs also received an underwriting discount of $2.3 million during the first quarter of fiscal year 2013 as one of the initial purchasers of the $1.0 billion aggregate principal amount note offering of 6.50% senior notes due 2020, an underwriting discount of $2.6 million during the second quarter of fiscal year 2013 as of one the initial purchasers of the $825.0 million aggregate principal amount note add-on offering to the 6.50% senior notes due 2020 and an underwriting discount of $2.5 million during the second quarter of fiscal year 2013 as one of the initial purchasers of the $800.0 million aggregate principal amount note offering of the 6.50% senior subordinated notes due 2020.
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
The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies, to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $0.5 million during the three months ended August 31, 2012, with no payments during the three months ended August 31, 2013.
Capital Contributions and Share Repurchases
At the direction of LVB, Biomet may fund the repurchase of common shares of its parent company, from former employees pursuant to the LVB Acquisition, Inc. management Stockholders' Agreement. There were no repurchases during the three months ended August 31, 2013 or 2012. There were no additional contributions for the three months ended August 31, 2013 or 2012.

Note 17—Subsequent Events.
Retirement of euro-denominated Term Loan and repricing of U.S. dollar-denominated term B-1 loan
On September 10, 2013, Biomet retired €167.3 million ($221.4 million) principal amount of its euro-denominated term loan using cash on hand. On September 25, 2013, Biomet completed an $870.5 million U.S. dollar-denominated term loan offering, the proceeds of which were used to retire the remaining euro-denominated term loan principal balance of €657.7 million ($870.2 million). Concurrently with the new $870.5 million U.S. dollar-denominated term loan offering, Biomet also completed a repricing of its existing $2,111.4 million extended U.S. dollar-denominated term loan to LIBOR + 3.50%. The terms of the new term loan offering are consistent with the existing extended U.S. dollar-denominated term loan.
The retirement of the euro-denominated term loan terminates the Company's net investment hedge described in Note 9 — Derivative Instruments and Hedging Activities. The Company had designated €787.6 million ($1,042.1 million) of principal as a net investment hedge. All U.S. dollar translations were translated using the August 31, 2013 exchange rate of 1 euro to $1.3231.
As of August 31, 2013, the Company had $15.7 million of deferred losses recorded in accumulated other comprehensive income related to interest rate hedges on the euro term loan. As a result of the termination of the hedged euro term loan, the Company will be required to reclassify the amount to the results of operations in the second quarter of fiscal year 2014.
Acquisition of Lanx, Inc.
On October 5, 2013, the Company and its wholly-owned subsidiaries EBI Holdings, LLC, a Delaware limited liability company (“EBI”), and LNX Acquisition, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lanx, Inc., a Delaware corporation (“Lanx”), pursuant to which Merger Sub will merge with and into Lanx, the separate corporate existence of Merger Sub will cease and Lanx will be the surviving corporation of the merger (the “Merger”). Upon the consummation of the Merger, Lanx will become a wholly-owned subsidiary of EBI and the Company. The aggregate purchase price for the acquisition is $147 million on a debt-free and cash-free basis. The consummation of the Merger is subject to (i) the requisite stockholder consent of the stockholders of Lanx, (ii) regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) other customary closing conditions. Either EBI or Lanx may terminate the Merger Agreement if the Merger is not consummated by December 1, 2013 (or, in the event of a second request in connection with any filing under the HSR Act, February 1, 2014).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. Our corporate headquarters are located in Warsaw, Indiana and we have manufacturing and/or office facilities in more than 50 locations worldwide and distribute products in approximately 90 countries.
Executive Overview
Our net sales increased 3.3% for the three months ended August 31, 2013 to $730.7 million, compared to $707.4 million for the three months ended August 31, 2012. The effect of foreign currency fluctuations negatively impacted reported net sales for the three months ended August 31, 2013 by $7.0 million, or 1.0%, with Europe reported net sales positively impacted by $5.8 million, or 4.0%, and International reported net sales negatively impacted by $12.8 million, or 11.4%. The following represents key sales growth statistics for the three months ended August 31, 2013 compared to the three months ended August 31, 2012:

•	Consolidated net sales increased 3.3% worldwide to $730.7 million

•	Knee sales grew 3.5% worldwide, with U.S. growth of 5.0%

•	Hip sales increased 1.9% worldwide and increased 2.9% in the U.S.

•	S.E.T. sales grew 17.4% worldwide and grew 18.1% in the U.S., including the impact of two extra weeks of the Trauma Acquisition in the current fiscal quarter

•	Reported net income totaled $31.1 million, compared to a net loss of $31.5 million in the prior year period

•	Adjusted net income increased 33.8% to $80.8 million, benefiting from the Company’s refinancing activities
Opportunities and Challenges

We believe that growth opportunities exist in the global orthopedics market as a result of favorable demographics in major markets and underserved needs for musculoskeletal care in certain emerging markets. As the baby boomer population ages and life expectancy increases, the elderly will represent a higher percentage of the overall population. Many conditions that require orthopedic surgery affect people in middle age or later in life, which is expected to drive growth in procedural volumes. According to U.S. Census Bureau “2008 National Population Projections”, the U.S. population aged 55 to 74 is expected to grow at approximately two times the average rate of population growth from 58 million and 19% of the population in 2010 to 79 million and 21% of the population in 2030. According to 2012 Eurostat projections, the European population aged 55 to 74 is expected to grow at approximately five times the average rate of population growth from 107 million and 21% of the population in 2010 to 133 million and 26% of the population in 2030. The U.S., Europe, and Japan account for more than 80% of the global orthopedics marketplace; however less than 20% of the world's population of 7 billion people live in those geographic regions. We believe significant orthopedic opportunities exist outside of these three geographic markets, as most people will need musculoskeletal care throughout their lives, which is expected to result in growth in these emerging markets.
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
Products
Our product portfolio encompasses knees, hips, S.E.T., spine, bone healing & microfixation, dental and cement, biologics & other products.
Knees and Hips – Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components.
S.E.T. – We manufacture and distribute a number of sports medicine products (used in minimally-invasive orthopedic surgical procedures). Extremity reconstructive implants are used to replace joints other than hips and knees that have deteriorated as a result of disease or injury. Our key reconstructive joint in this product category is the shoulder, but we produce other joints as well. Trauma devices are used for setting and stabilizing bone fractures to support and/or augment the body’s natural healing process. Trauma products include plates, screws, nails, pins and wires designed to internally stabilize fractures; devices utilized to externally stabilize fractures when alternative methods of fixation are not suitable; and implantable bone growth stimulation devices for trauma.
Spine, Bone Healing & Microfixation Products – Our spine products include spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications; implantable bone growth stimulation devices for spine applications; and osteobiologics, including bone substitute materials, as well as allograft services for spinal applications. Bone healing products include non-invasive bone growth stimulation devices used for spine and trauma indications. Microfixation includes products for patients in the neurosurgical and craniomaxillofacial reconstruction markets, as well as thoracic solutions for fixation and stabilization of the bones of the chest.
Dental Products – Dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues. We also offer crown and bridge products.
Cement, Biologics & Other Products – We manufacture and distribute bone cements and cement delivery systems, autologous therapies and other products, including operating room supplies, casting materials, general surgical instruments, wound care products and other miscellaneous surgical products.

Results of Operations
For the Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012

(in millions, except percentages)	Three Months Ended August 31, 2013	Percentage of Net Sales	Three Months Ended August 31, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$730.7	100.0%	$707.4	100.0%	3.3%
Cost of sales	237.2	32.5	228.1	32.2	4.0
Gross profit	493.5	67.5	479.3	67.8	3.0
Selling, general and administrative expense	284.1	38.9	296.1	41.9	(4.1)
Research and development expense	37.5	5.1	35.8	5.1	4.7
Amortization	75.5	10.3	78.4	11.1	(3.7)
Operating income	96.4	13.2	69.0	9.8	39.7
Interest expense	87.6	12.0	117.1	16.6	(25.2)
Other (income) expense	2.2	0.3	37.5	5.3	(94.1)
Other expense, net	89.8	12.3	154.6	21.9	(41.9)
Income (loss) before income taxes	6.6	0.9	(85.6)	(12.1)	(107.7)
Provision (benefit) from income taxes	(24.5)	(3.4)	(54.1)	(7.6)	(54.7)
Net income (loss)	$31.1	4.3%	$(31.5)	(4.5)%	(198.7)%

Adjusted net income	$80.8	11.1%	$60.4	8.5%	33.8%
Adjusted EBITDA	$246.3	33.7%	$237.8	33.6%	3.6%
Sales
Net sales were $730.7 million for the three months ended August 31, 2013, and $707.4 million for the three months ended August 31, 2012. On a consolidated basis, we had one less selling day during the first quarter of fiscal year 2014, compared to the prior year quarter.
The following tables provide net sales by geography and product category:
Sales by Geography Summary

(in millions, except percentages)	Three Months Ended August 31, 2013	Percentage of Net Sales	Three Months Ended August 31, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
United States	$469.9	64.3%	$452.2	63.9%	3.9%
Europe	151.5	20.7	142.9	20.2	6.0
International(1)	109.3	15.0	112.3	15.9	(2.6)
Total	$730.7	100.0%	$707.4	100.0%	3.3%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

(2)	Amounts may not recalculate due to rounding.

Product Category Summary

(in millions, except percentages)	Three Months Ended August 31, 2013	Percentage of Net Sales	Three Months Ended August 31, 2012(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Knees	$225.1	30.8%	$217.5	30.7%	3.5%
Hips	149.7	20.5	146.9	20.8	1.9
Sports, Extremities, Trauma (S.E.T.)	149.5	20.5	127.3	18.0	17.4
Spine, Bone Healing & Microfixation	101.6	13.9	108.8	15.4	(6.6)
Dental	53.9	7.4	57.0	8.1	(5.4)
Cement, Biologics & Other	50.9	6.9	49.9	7.0	2.0
Total	$730.7	100.0%	$707.4	100.0%	3.3%

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.
Knees
Net sales of knee products for the three months ended August 31, 2013 were $225.1 million, or 30.8% of net sales, representing a 3.5% increase worldwide compared to net sales of $217.5 million, or 30.7% of consolidated net sales, during the three months ended August 31, 2012, with a 5.0% increase in the U.S. Global pricing declined during the quarter on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. Currency fluctuations negatively impacted knees sales by 1.3% during the quarter. Key products that received strong demand during the quarter included our Oxford® Partial Knee, our Vanguard® SSK 360 Revision System, E1® Vitamin E infused bearings and the Signature™ Personalized Patient Care System. The Signature™ System was developed through a partnership with Materialise NV. The sales growth for our Oxford® Partial Knees was largely due to our increased communications highlighting the benefits of the Oxford® system, as well as our Oxford® knee lifetime implant replacement warranty, through our direct-to-consumer campaigns.
Hips
Net sales of hip products for the three months ended August 31, 2013 were $149.7 million, or 20.5% of net sales, representing a 1.9% increase worldwide compared to net sales of $146.9 million, or 20.8% of consolidated net sales, during the three months ended August 31, 2012, with a 2.9% sales increase in the U.S. Global pricing declined during the quarter on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. Currency fluctuations negatively impacted hip sales by 1.8% during the quarter. Revision sales were a key contributor to our hip sales growth during the quarter, with strong demand for our Arcos® Modular Femoral Revision System, Regenerex® Porous Titanium Construct and our Freedom® Constrained Liners. Our Taperloc® Complete Hip System was a key contributor to worldwide primary hip sales.
S.E.T.
Worldwide net sales of S.E.T. products for the three months ended August 31, 2013 were $149.5 million, or 20.5% of consolidated net sales, representing a 17.4% increase compared to net sales of $127.3 million, or 18.0% of consolidated net sales, during the three months ended August 31, 2012. Currency fluctuations negatively impacted S.E.T. sales by 1.4% during the quarter. The primary drivers of our S.E.T. sales increase were continued growth in our Comprehensive® Shoulder System including our Primary, Reverse, Fracture and S.R.S. (Segmental Revision System) products, wrist fracture systems and our JuggerKnot™ products, as well as two additional weeks of trauma sales related to the Trauma Acquisition when comparing quarter over quarter, partially offset by unfavorable foreign currency fluctuations.
Spine, Bone Healing & Microfixation
Worldwide net sales of spine, bone healing & microfixation products for the three months ended August 31, 2013 were $101.6 million, or 13.9% of consolidated net sales, representing a 6.6% decrease compared to net sales of $108.8 million, or 15.4% of consolidated net sales, for the three months ended August 31, 2012. The sales decrease was primarily driven by the divestiture of our bracing business, which closed on February 28, 2013, and decreased royalty revenue. These decreases were partially offset by increases due to distribution optimization efforts in spine and bone healing as well as increased microfixation sales.

Dental
Worldwide net sales of dental products for the three months ended August 31, 2013 were $53.9 million, or 7.4% of consolidated net sales, representing a 5.4% decrease compared to net sales of $57.0 million, or 8.1% of consolidated net sales, during the three months ended August 31, 2012. Dental sales in the U.S. increased 2.8%, which were more than offset by sales decreases outside the U.S. Our sales were negatively impacted by back orders that we experienced late in the quarter due to a packaging issue that led to a recall. We have taken corrective action and the supply issue has been eliminated going forward.
Cement, Biologics & Other
Worldwide net sales of cement, biologics & other products for the three months ended August 31, 2013 were $50.9 million, or 6.9% of consolidated net sales, representing a 2.0% increase compared to net sales of $49.9 million, or 7.0% of consolidated net sales, during the three months ended August 31, 2012. Cement product sales grew primarily due to increased sales outside the U.S., driven by strong sales of the Optipac® Pre-Packed Cement Mixing System, the Optivac® Vacuum Mixing System and StageOne™ Knee and Modular Hip Cement Spacer Molds. These increases were partially offset by a decrease in sales of autologous therapies.
Gross Profit
Gross profit for the three months ended August 31, 2013 increased to $493.5 million, as compared to gross profit for the three months ended August 31, 2012 of $479.3 million, or 67.5% and 67.8% of consolidated net sales, respectively. Gross profit as a percentage of net sales decreased 0.7% due primarily to inventory charges related to a dental product recall during the quarter and higher depreciation on instruments; lower average selling prices and unfavorable foreign currency translation were offset by lower manufacturing costs resulting from improvements in our global plant network and improved geographic sales mix. Gross profit as a percentage of net sales increased 0.4% due primarily to lower costs for product rationalization and the trauma acquisition, partially offset by increased costs for the medical device tax. Product rationalization charges in the prior year reflected product redundancies related to the Trauma Acquisition.
Selling, General and Administrative Expense
Selling, general and administrative expense during the three months ended August 31, 2013 and August 31, 2012 was $284.1 million and $296.1 million, respectively, or 38.9% and 41.9% of net sales, respectively. Expense as a percentage of net sales decreased by 0.7% due to the leveraging of sales and marketing expenses related to the Trauma Acquisition and lower sales & marketing meeting expenses partially offset by the impact of foreign currency translation. Expense as a percentage of net sales decreased by 2.3% related to stock-based compensation expense and costs related to the Trauma Acquisition, partially offset by increased spending related to restructuring activities in the quarter. In the prior year, stock based compensation expense reflected costs related to the modification of our existing plan, see “Note 11 — Share-based Compensation and Stock Plans” to the condensed consolidated financial statements contained in Part I, Item I of this report.
Research and Development Expense
Research and development expense during the three months ended August 31, 2013 and August 31, 2012 was $37.5 million and $35.8 million, respectively, or 5.1% of net sales for both periods. An increase of 0.3% due to investments in new product development, regulatory affairs and clinical investments in both our core businesses as well as emerging technology areas was offset by a decrease of 0.3% due to lower stock-based compensation expense related to the prior year modification of our existing plan described in “Note 11 — Share-based Compensation and Stock Plans” to the condensed consolidated financial statements contained in Part I, Item I of this report.
Amortization
Amortization expense for the three months ended August 31, 2013 was $75.5 million, or 10.3% of consolidated net sales, compared to $78.4 million for the three months ended August 31, 2012, or 11.1% of consolidated net sales. This decrease is primarily due to the intangible asset impairment charge taken in the third quarter of fiscal year 2013 related to our Dental Reconstructive reporting unit.

Interest Expense
Interest expense was $87.6 million for the three months ended August 31, 2013, compared to interest expense of $117.1 million for the three months ended August 31, 2012. The decrease in interest expense was primarily due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013.
Other (Income) Expense
Other (income) expense was expense of $2.2 million for the three months ended August 31, 2013, compared to expense of $37.5 million for the three months ended August 31, 2012. The decrease was driven by fees related to our refinancing activities of $42.4 million that was recorded in the three months ended August 31, 2012.

Provision (Benefit) from Income Taxes

The effective income tax rate was (371.2)% for the three months ended August 31, 2013 compared to 63.2% for the three months ended August 31, 2012. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, decreased the quarterly income tax provision by ($25.9) million, or (392.8%), in the three months ended August 31, 2013. The quarterly income tax benefit increased by ($4.0) million, or 4.7%, in the three months ended August 31, 2012, primarily as a result of changes in deferred tax balances due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012.
Non-GAAP Financial Measures(1)
Adjusted Net Income
Adjusted net income increased to $80.8 million for the three months ended August 31, 2013 compared to $60.4 million for the three months ended August 31, 2012, or 11.1% and 8.5% of net sales, respectively. The primary drivers of the $20.4 million increase in adjusted net income include operating income, which increased adjusted net income by $4.4 million, but decreased 0.3% as a percentage of net sales, due to lower gross profit and higher research and development expense offset by lower selling, general and administrative expense. Interest expense was lower by $29.5 million, or 4.6% of net sales, due to lower average interest rates on our term loans and lower bond interest as a result of our fiscal year 2013 refinancing activities. Other (income) expense decreased adjusted net income by $7.1 million, or 1.0% of net sales, due to foreign currency fluctuations. The effective tax rate attributable to adjusted net income remained constant at 24.0% for the three months ended August 31, 2013, and the three months ended August 31, 2012.
Adjusted EBITDA
Adjusted EBITDA increased to $246.3 million for the three months ended August 31, 2013 compared to $237.8 million for the three months ended August 31, 2012, or 33.7% and 33.6% of net sales, respectively. Gross profit decreased Adjusted EBITDA as a percentage of net sales by 0.7% due primarily to inventory charges related to a dental product recall during the quarter. Selling, general and administrative expense increased Adjusted EBITDA as a percentage of net sales by 0.7% due to the leveraging of sales and marketing expenses related to the Trauma Acquisition and lower sales & marketing meeting expenses. Research and development expense decreased Adjusted EBITDA as a percentage of net sales by 0.3% due to investments in new product development for both our core business as well as targeted emerging technologies. Depreciation and amortization increased Adjusted EBITDA by $4.1 million, or 0.4% as a percentage of net sales, due to higher levels of depreciation associated with the Trauma Acquisition.

(1)    See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.

Liquidity and Capital Resources
Cash Flows
The following is a summary of the cash flows by activity for the three months ended August 31, 2013 and August 31, 2012:

(in millions)	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
Net cash from (used in):
Operating activities	$50.8	$85.5
Investing activities	(46.7)	(339.0)
Financing activities	(13.2)	379.3
Effect of exchange rate changes on cash	(1.1)	1.0
Change in cash and cash equivalents	$(10.2)	$126.8
For the Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2013
Our cash and cash equivalents were $345.4 million as of August 31, 2013, compared to $619.2 million as of August 31, 2012. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $382.4 million as of August 31, 2013. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.
Operating Cash Flows
Net cash provided by operating activities was $50.8 million for the three months ended August 31, 2013, compared to cash flows provided of $85.5 million for the three months ended August 31, 2012. The decrease in cash provided is due primarily to the timing of cash interest payments, which changed as a result of our refinancing activities in fiscal year 2013. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth.

Investing Cash Flows
Net cash used in investing activities was $46.7 million for the three months ended August 31, 2013, compared to cash used of $339.0 million for the three months ended August 31, 2012. The investing cash flow decrease was primarily due to the Trauma Acquisition purchase price of $280.0 million included in the three months ended August 31, 2012 and a decrease in capital expenditures of $6.6 million during the three months ended August 31, 2013 as compared to the three months ended August 31, 2012.
Financing Cash Flows
Net cash used in financing activities was $13.2 million for the three months ended August 31, 2013, compared to cash provided in financing activities of $379.3 million for the three months ended August 31, 2012. The difference was primarily related to the refinancing activities during the first quarter of fiscal 2013. We received proceeds of $1,000.0 million related to the senior notes bond offering and tendered for $581.7 million of senior PIK toggle notes. We also incurred $30.1 million of additional fees related to the refinancing activities.
Balance Sheet Metrics
Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	August 31, 2013	May 31, 2013	August 31, 2012
Days Sales Outstanding(1)	66.0	62.7	63.2
Inventory Turns(2)	1.54	1.71	1.47

(1)	DSO is calculated by dividing the quarter-over-quarter average accounts receivable balance by the last quarter net sales multiplied by 91.25 days.

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.
We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The 3 day increase in DSOs compared to May 31, 2013 is primarily due to slower sales & collections activity in Europe during the summer holiday season. The 3 day increase in DSOs compared to August 31, 2012 reflects a significant settlement of aged receivables in Spain in the prior year quarter.

We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns slowed compared to May 31, 2013 due largely to inventory builds to support new product launches. Inventory turns were slightly higher than August 31, 2012.
Non-GAAP Disclosures
We use certain non-GAAP financial measures to evaluate our performance using information that differs from what is required under GAAP. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP.

Special Items
For the Three Months Ended August 31, 2013 and 2012

	Three Months Ended August 31, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Total
Purchase accounting(1)	$(1.5)	$—	$—	$72.3	$70.8
Stock-based compensation(2)	0.2	3.9	0.6	—	4.7
Certain litigation(3)	1.7	4.3	—	—	6.0
Operational restructuring(5)	9.7	1.0	0.1	—	10.8
Medical device tax(8)	5.0	—	—	—	5.0
Sponsor fee(7)	—	2.4	—	—	2.4
Special items, from operations, pre-tax	$15.1	$11.6	$0.7	$72.3	$99.7
Tax effect	—	—	—	—	50.0
Special items, after tax	$—	$—	$—	$72.3	$49.7

	Three Months Ended August 31, 2012
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Other (income) expense	Total
Purchase accounting(1)	$(0.1)	$—	$—	$74.7	$—	$74.6
Stock-based compensation(2)	1.5	14.7	2.9	—	—	19.1
Certain litigation(3)	3.4	1.2	—	—	—	4.6
Acquisition(4)	1.4	5.5	—	—	—	6.9
Operational restructuring(5)	3.6	3.2	—	—	—	6.8
Product rationalization(6)	8.1	—	—	—	—	8.1
Sponsor fee(7)	—	2.6	—	—	—	2.6
Special items, from operations	$17.9	$27.2	$2.9	$74.7	$—	$122.7
Loss on extinguishment of debt(9)	—	—	—	—	42.4	42.4
Special items, pre-tax	$17.9	$27.2	$2.9	$74.7	$42.4	$165.1
Tax effect	—	—	—	—	—	73.2
Special items, after tax	$17.9	$27.2	$2.9	$74.7	$42.4	$91.9

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

(8)	Medical device tax payments are excluded from non-GAAP financial measures per our credit agreement.

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

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
Operating income, as reported	$96.4	$69.0
Special items, from operations	99.7	122.7
Depreciation and amortization from operations	50.2	46.1
Adjusted EBITDA	$246.3	$237.8

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
Net income (loss), as reported	$31.1	$(31.5)
Special items, after tax	49.7	91.9
Net income, as adjusted	$80.8	$60.4
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

(in millions, except ratios)	August 31, 2013	May 31, 2013
USD term loan	$2,215.5	$2,221.1
EUR term loan	1,091.6	1,074.3
Consolidated senior secured debt	3,307.1	3,295.4
Cash and cash equivalents(1)	345.4	355.6
Consolidated senior secured debt net of cash and cash equivalents	$2,961.7	$2,939.8
LTM Adjusted EBITDA	$1,085.8	$1,077.3
Senior secured leverage ratio(1)	2.73	2.73

(1)
Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt net of cash and cash equivalents, as defined by our credit agreement, divided by the total of the last twelve months, or “LTM,” Adjusted EBITDA.

The senior secured leverage ratio was flat when comparing August 31, 2013 to May 31, 2013 due to the slight increase in debt, decrease in our cash balance and the increase in Adjusted EBITDA, which offset each other.

Adjusted EBITDA for the nine months ended May 31, 2013, the three months ended August 31, 2013 and LTM Adjusted EBITDA August 31, 2013 are calculated as follows:

(in millions)	Nine Months Ended May 31, 2013(1)	Three Months Ended August 31, 2013	LTM Adjusted EBITDA August 31, 2013
Operating income (loss)	$(233.5)	$96.4	$(137.1)
Depreciation and amortization	379.2	121.0	500.2
Stock-based compensation(3)	20.5	4.7	25.2
Certain litigation(3)	53.3	6.0	59.3
Acquisition(3)	5.3	—	5.3
Operational restructuring(3)	19.6	10.8	30.4
Product rationalization(3)	15.0	—	15.0
Medical device tax(3)	4.3	5.0	9.3
Sponsor fee(3)	8.4	2.4	10.8
Asset impairment(2)	567.4	—	567.4
Adjusted EBITDA	$839.5	$246.3	$1,085.8

(1)	The nine months ended May 31, 2013 shows the activity from September 1, 2012 to May 31, 2013.

(2)
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

(3)	Refer to the corresponding explanations in the table above.
Other Liquidity Information
We have issued notes, entered into senior secured credit facilities, including term loan facilities, cash flow revolving credit facilities and an asset-based revolving credit facility, all in connection with the Merger and the refinancing activities detailed in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report, all of which are primarily classified as long-term obligations. As of August 31, 2013, we had an outstanding loan in China which we refer to as the “China Facility.” As of August 31, 2013, we had $3.3 million in outstanding borrowings under our China Facility, which has an available line of $20.0 million. There were no borrowings under our cash flow revolving credit facilities or under our asset-based revolving credit facility as of August 31, 2013. Our term loan facilities require payments each year in an amount equal (x) 0.25% of the product of (i) the aggregate principal amount of all euro-denominated term loans and dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro-denominated term B loans and dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions that occurred on or after August 2, 2012 pursuant to the restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding euro-denominated term B-1 loans and dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. As of August 31, 2013, required principal payments of $33.5 million are due within the next twelve months related to our senior secured term loan facilities.
Our revolving borrowing base available under all debt facilities at August 31, 2013 was $790.0 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility. We plan to fund the previously announced acquisition of Lanx, Inc. with a draw on our asset-based revolving credit facility. We have more than enough capacity to cover the projected cash outflows from the acquisition.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including our significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2013 Form 10-K. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2013.
Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s 2013 Form 10-K. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for condensed financial information and such principles are applied on a basis consistent with the information reflected in the Company’s 2013 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.
The results of operations for the three months ended August 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2014 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s 2013 Form 10-K and in this Quarterly Report on Form 10-Q. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no other material changes from the information about market risk provided in the Company’s 2013 Form 10-K.
Item 4. Controls and Procedures.
Management’s evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2013. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet and LVB’s disclosure controls and procedures were effective as of August 31, 2013.
Changes in internal control over financial reporting
There were no changes in Biomet or LVB’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information with respect to legal proceedings can be found in Note 15, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 8, Note 16 of the Company’s 2013 Form 10-K.

Item 1A.	Risk Factors
As of August 31, 2013, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s 2013 Form 10-K, except for the risk factor listed below.

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

On June 15, 2012, we announced the initial closing of the previously announced $280.0 million acquisition of the worldwide trauma business of DePuy Orthopaedics, Inc. During the first and second quarters of fiscal year 2013, subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012. On October 7, 2013, we announced we had reached a definitive agreement to acquire Lanx, Inc., a full service spine company, for an aggregate purchase price of $147 million. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of complex information technology environments, research and development, sales and marketing, operations, manufacturing and finance.

The integration efforts related to the DePuy Trauma and Lanx acquisitions require significant expenses and involve significant amounts of management’s time that cannot be dedicated to other initiatives. We may not be able to adequately meet these challenges, and any failure to do so could adversely affect our business, financial condition, results of operations and cash flows.

Item 6.	Exhibits.
(a) Exhibits. See Index to Exhibits.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
LVB ACQUISITION, INC.
BIOMET, INC.

Date:	October 11, 2013	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date:	October 11, 2013	By:	/S/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document