Form 10-Q
period 2013-11-30
LVB Acquisition, Inc.; BIOMET INC
filed 2014-01-14
CIK 1402366, 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013.

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

LVB ACQUISITION, INC.        Yes  ☐    No  ☑

BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of December 31, 2013:

LVB ACQUISITION, INC.              552,396,383 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of November 30, 2013 and May 31, 2013	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended November 30, 2013 and 2012	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2013 and 2012	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of November 30, 2013 and May 31, 2013	7
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended November 30, 2013 and 2012	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2013 and 2012	9
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
	Item 4.	Controls and Procedures	57

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	58
	Item 1A.	Risk Factors	58
	Item 6.	Exhibits	58

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

Item 1.	Condensed Consolidated Financial Statements.
LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	November 30, 2013	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$176.2	$355.6
Accounts receivable, less allowance for doubtful accounts receivables of $33.1 ($33.5 at May 31, 2013)	592.6	531.8
Inventories	701.3	624.0
Deferred income taxes	121.7	119.9
Prepaid expenses and other	128.8	141.3
Total current assets	1,720.6	1,772.6
Property, plant and equipment, net	692.7	665.2
Investments	24.8	23.0
Intangible assets, net	3,547.7	3,630.2
Goodwill	3,652.8	3,600.9
Other assets	98.8	102.8
Total assets	$9,737.4	$9,794.7
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$34.2	$40.3
Accounts payable	102.1	111.5
Accrued interest	57.6	56.2
Accrued wages and commissions	124.7	150.1
Other accrued expenses	242.7	206.0
Total current liabilities	561.3	564.1
Long-term liabilities:
Long-term debt, net of current portion	5,862.6	5,926.1
Deferred income taxes	1,053.2	1,129.8
Other long-term liabilities	191.5	206.1
Total liabilities	7,668.6	7,826.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,396,383 and 552,359,416 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,670.9	5,662.0
Accumulated deficit	(3,657.0)	(3,693.0)
Accumulated other comprehensive income (loss)	49.4	(5.9)
Total shareholders’ equity	2,068.8	1,968.6
Total liabilities and shareholders’ equity	$9,737.4	$9,794.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended		(Unaudited) For the Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Net sales	$825.7	$790.1	$1,556.4	$1,497.5
Cost of sales	285.0	236.0	522.2	464.1
Gross profit	540.7	554.1	1,034.2	1,033.4
Selling, general and administrative expense	310.5	296.8	594.6	592.9
Research and development expense	41.4	36.4	78.9	72.2
Amortization	75.2	77.7	150.7	156.1
Operating income	113.6	143.2	210.0	212.2
Interest expense	105.7	104.9	193.3	222.0
Other (income) expense	3.7	124.0	5.9	161.5
Other expense, net	109.4	228.9	199.2	383.5
Income (loss) before income taxes	4.2	(85.7)	10.8	(171.3)
Provision (benefit) from income taxes	(0.7)	(19.5)	(25.2)	(73.6)
Net income (loss)	4.9	(66.2)	36.0	(97.7)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	1.3	1.3	1.3	2.1
Interest rate swap unrealized gains (losses)	8.8	1.9	22.3	(0.7)
Foreign currency related gains (losses)	27.2	(15.5)	31.7	7.7
Unrecognized actuarial gains (losses)	(0.2)	(0.3)	—	(0.3)
Other comprehensive income (loss)	37.1	(12.6)	55.3	8.8
Comprehensive income (loss)	$42.0	$(78.8)	$91.3	$(88.9)
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Six Months Ended
	November 30, 2013	November 30, 2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$36.0	$(97.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	242.5	242.1
Amortization and write off of deferred financing costs	14.4	20.0
Stock-based compensation expense	8.6	26.5
Loss on extinguishment of debt	—	155.2
Recovery of doubtful accounts receivable	1.1	0.9
Deferred income taxes	(103.1)	(105.5)
Other	(7.3)	(3.7)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(39.3)	(57.0)
Inventories	(28.0)	(34.6)
Prepaid expenses	10.0	(3.6)
Accounts payable	(21.0)	(13.8)
Income taxes	10.7	(7.1)
Accrued interest	1.3	(1.3)
Accrued expenses and other	45.0	8.2
Net cash provided by operating activities	170.9	128.6
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	19.0	—
Purchases of investments	(19.6)	(6.4)
Net proceeds from sale of assets	0.1	—
Capital expenditures	(98.5)	(106.9)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(280.0)
Acquisitions, net of cash acquired - Lanx Acquisition	(148.8)	—
Other acquisitions, net of cash acquired	(0.8)	(16.0)
Net cash used in investing activities	(248.6)	(409.3)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(2.3)	(0.7)
Payments under senior secured credit facilities	(14.9)	(16.7)
Proceeds under revolvers	159.3	80.0
Payments under revolvers	(7.0)	(10.0)
Proceeds from senior notes due 2020 and term loans	870.5	2,666.2
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	(2,702.2)
Payment of fees related to refinancing activities	(15.5)	(67.8)
Equity:
Option exercise	0.3	—
Repurchase of LVB Acquisition, Inc. shares	—	(0.1)
Net cash used in financing activities	(101.2)	(51.3)
Effect of exchange rate changes on cash	(0.5)	7.1
Increase (decrease) in cash and cash equivalents	(179.4)	(324.9)
Cash and cash equivalents, beginning of period	355.6	492.4
Cash and cash equivalents, end of period	$176.2	$167.5
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$186.6	$218.0
Income taxes	$65.2	$35.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	November 30, 2013	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$176.2	$355.6
Accounts receivable, less allowance for doubtful accounts receivables of $33.1 ($33.5 at May 31, 2013)	592.6	531.8
Inventories	701.3	624.0
Deferred income taxes	121.7	119.9
Prepaid expenses and other	128.8	141.3
Total current assets	1,720.6	1,772.6
Property, plant and equipment, net	692.7	665.2
Investments	24.8	23.0
Intangible assets, net	3,547.7	3,630.2
Goodwill	3,652.8	3,600.9
Other assets	98.8	102.8
Total assets	$9,737.4	$9,794.7
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.2	$40.3
Accounts payable	102.1	111.5
Accrued interest	57.6	56.2
Accrued wages and commissions	124.7	150.1
Other accrued expenses	242.7	206.0
Total current liabilities	561.3	564.1
Long-term liabilities:
Long-term debt, net of current portion	5,862.6	5,926.1
Deferred income taxes	1,053.2	1,129.8
Other long-term liabilities	191.5	206.1
Total liabilities	7,668.6	7,826.1
Commitments and contingencies
Shareholder’s equity:
Common stock, without par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,676.4	5,667.5
Accumulated deficit	(3,657.0)	(3,693.0)
Accumulated other comprehensive income (loss)	49.4	(5.9)
Total shareholder’s equity	2,068.8	1,968.6
Total liabilities and shareholder’s equity	$9,737.4	$9,794.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended		(Unaudited) For the Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Net sales	$825.7	$790.1	$1,556.4	$1,497.5
Cost of sales	285.0	236.0	522.2	464.1
Gross profit	540.7	554.1	1,034.2	1,033.4
Selling, general and administrative expense	310.5	296.8	594.6	592.9
Research and development expense	41.4	36.4	78.9	72.2
Amortization	75.2	77.7	150.7	156.1
Operating income	113.6	143.2	210.0	212.2
Interest expense	105.7	104.9	193.3	222.0
Other (income) expense	3.7	124.0	5.9	161.5
Other expense, net	109.4	228.9	199.2	383.5
Income (loss) before income taxes	4.2	(85.7)	10.8	(171.3)
Provision (benefit) from income taxes	(0.7)	(19.5)	(25.2)	(73.6)
Net income (loss)	4.9	(66.2)	36.0	(97.7)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	1.3	1.3	1.3	2.1
Interest rate swap unrealized gains (losses)	8.8	1.9	22.3	(0.7)
Foreign currency related gains (losses)	27.2	(15.5)	31.7	7.7
Unrecognized actuarial gains (losses)	(0.2)	(0.3)	—	(0.3)
Other comprehensive income (loss)	37.1	(12.6)	55.3	8.8
Comprehensive income (loss)	$42.0	$(78.8)	$91.3	$(88.9)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Six Months Ended
	November 30, 2013	November 30, 2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$36.0	$(97.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	242.5	242.1
Amortization and write off of deferred financing costs	14.4	20.0
Stock-based compensation expense	8.6	26.5
Loss on extinguishment of debt	—	155.2
Recovery of doubtful accounts receivable	1.1	0.9
Deferred income taxes	(103.1)	(105.5)
Other	(7.3)	(3.7)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(39.3)	(57.0)
Inventories	(28.0)	(34.6)
Prepaid expenses	10.0	(3.6)
Accounts payable	(21.0)	(13.8)
Income taxes	10.7	(7.1)
Accrued interest	1.3	(1.3)
Accrued expenses and other	45.0	8.2
Net cash provided by operating activities	170.9	128.6
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	19.0	—
Purchases of investments	(19.6)	(6.4)
Net proceeds from sale of assets	0.1	—
Capital expenditures	(98.5)	(106.9)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(280.0)
Acquisitions, net of cash acquired - Lanx Acquisition	(148.8)	—
Other acquisitions, net of cash acquired	(0.8)	(16.0)
Net cash used in investing activities	(248.6)	(409.3)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(2.3)	(0.7)
Payments under senior secured credit facilities	(14.9)	(16.7)
Proceeds under revolvers	159.3	80.0
Payments under revolvers	(7.0)	(10.0)
Proceeds from senior notes due 2020 and term loans	870.5	2,666.2
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	(2,702.2)
Payment of fees related to refinancing activities	(15.5)	(67.8)
Equity:
Option exercise	0.3	—
Repurchase of LVB Acquisition, Inc. shares	—	(0.1)
Net cash used in financing activities	(101.2)	(51.3)
Effect of exchange rate changes on cash	(0.5)	7.1
Increase (decrease) in cash and cash equivalents	(179.4)	(324.9)
Cash and cash equivalents, beginning of period	355.6	492.4
Cash and cash equivalents, end of period	$176.2	$167.5
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$186.6	$218.0
Income taxes	$65.2	$35.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB ACQUISITION, INC.
BIOMET, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation.
The accompanying unaudited condensed consolidated financial statements include the accounts of LVB Acquisition, Inc. (“LVB” and “Parent”) and Biomet, Inc. and its subsidiaries (individually and collectively with its subsidiaries referred to as “Biomet”, and together with LVB, the “Company”, “we”, “us” or “our”). Biomet is a wholly-owned subsidiary of LVB. LVB has no other operations beyond its ownership of Biomet. Intercompany accounts and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and six months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (the “2013 Form 10-K”).
The May 31, 2013 condensed consolidated balances have been derived from the audited financial statements included in the 2013 Form 10-K.
Recent Accounting Pronouncements

Comprehensive Income-In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this ASU in the second quarter of fiscal 2014. The provisions of ASU 2013-02 did not have a material impact on its financial position, results of operations or cash flows.

Income Taxes-In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact this ASU will have on its financial position, results of operations and cash flows.

Note 2—Acquisitions.
Lanx Acquisition
On October 5, 2013, the Company and its wholly-owned subsidiaries EBI Holdings, LLC, a Delaware limited liability company (“EBI”), and LNX Acquisition, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lanx, Inc., a Delaware corporation (“Lanx”). On October 31, 2013, Merger Sub merged with and into Lanx and the separate corporate existence of Merger Sub ceased (the “Merger”). Upon the consummation of the Merger, Lanx became a wholly-owned subsidiary of EBI and the Company. As of November 1, 2013 the activities of Lanx were included in the Company’s consolidated results. The aggregate purchase price for the acquisition was approximately $150.8 million on a debt-free basis. The Company acquired Lanx to strengthen its spine product portfolio, as well as integrate and focus its distribution network to grow the spine business.
The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. As of November 30, 2013, the Company recorded a preliminary allocation of the purchase price to acquired tangible and identifiable intangible assets and liabilities assumed based on their fair value at the initial acquisition date. The Company is in the process of obtaining valuations of certain tangible and intangible assets and determining certain employee liabilities. The Company expects to complete the purchase price allocation in fiscal year 2014 after all valuations have been finalized.

The following table summarizes the preliminary purchase price allocation:

(in millions)
Cash	$2.0
Accounts receivable	16.5
Inventory	35.2
Prepaid expenses and other	11.0
Instruments	9.9
Other property, plant and equipment	2.1
Deferred tax liability	(28.0)
Other liabilities assumed	(20.7)
Intangible assets	59.4
Goodwill	63.4
Preliminary purchase price	$150.8
The results of operations of the business have been included subsequent to the October 31, 2013 closing date in the accompanying condensed consolidated financial statements. Acquisition-related costs for the three and six months ended November 30, 2013 were $4.1 million for both periods, and are recorded in selling, general and administrative expenses. The intangible assets are allocated to core technology, product trade names and customer relationships. The goodwill arising from the acquisition consists largely of the synergies and economies of scale from combining operations as well as the value of the workforce. All of the intangible assets and goodwill were assigned to the spine and bone healing reporting unit. The goodwill value is not expected to be tax deductible. The purchase price is subject to change based on certain working capital adjustments.
The amounts of net sales and net loss of Lanx included in the Company’s condensed consolidated statement of operations from the acquisition date of October 31, 2013 to the period ended November 30, 2013 is as follows:

(in millions)
Net sales	$6.1
Net loss	$(2.6)
The following pro forma financial information summarizes the combined results of Biomet and Lanx, which assumes that they were combined as of the beginning of the Company’s fiscal year 2013.
The unaudited pro forma financial information for the combined entity is as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Net sales	$841.5	$812.8	$1,595.3	$1,541.7
Net income (loss)	$7.6	$(69.6)	$35.2	$(105.7)
Pro forma adjustments have been made to the historical financial statements to account for those items directly attributable to the transaction and to include only adjustments which have a continuing impact. Pro forma adjustments include the incremental amortization and depreciation of assets of $0.8 million and $1.9 million for the three and six months ended November 30, 2013, respectively, and $1.2 million and $2.3 million for the three and six months ended November 30, 2012, respectively. The pro forma financial statements also reflect the elimination of $4.1 million of transaction costs directly attributable to the acquisition. Adjustments reflect the elimination of the historical interest expense of Lanx as the transaction was a debt-free transaction. All pro forma adjustments were calculated with no tax impact due to the historical and acquired net operating losses.
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
The results of operations of the business have been included subsequent to the respective country closing dates in the accompanying condensed consolidated financial statements. Acquisition-related costs for the three and six months ended November 30, 2012 were $6.9 million and $9.2 million, respectively, and are recorded in cost of sales and selling, general and administrative expenses. The goodwill value is not tax deductible.
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

Note 3—Inventories.
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	November 30, 2013	May 31, 2013
Raw materials	$79.4	$78.8
Work-in-process	52.3	44.7
Finished goods	569.6	500.5
Inventories	$701.3	$624.0

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

Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	November 30, 2013	May 31, 2013
Land and land improvements	$40.7	$40.5
Buildings and leasehold improvements	114.6	106.3
Machinery and equipment	399.5	375.4
Instruments	782.3	710.5
Construction in progress	52.9	48.8
Total property, plant and equipment	1,390.0	1,281.5
Accumulated depreciation	(697.3)	(616.3)
Total property, plant and equipment, net	$692.7	$665.2

The Company recorded depreciation expense of $46.9 million and $43.8 million for the three months ended November 30, 2013 and 2012, respectively, and $91.8 million and $86.0 million for the six months ended November 30, 2013 and 2012, respectively.

Note 5—Investments.
At November 30, 2013, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.4	$—	$0.6
Time deposit	15.9	0.4	—	16.3
Greek bonds	1.1	5.1	—	6.2
Total available-for-sale investments	$17.2	$5.9	$—	$23.1

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$1.5	$0.2	$—	$1.7
Total trading investments	$1.5	$0.2	$—	$1.7

At May 31, 2013, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.2	$—	$0.4
Time deposit	15.9	0.1	—	16.0
Greek bonds	1.1	4.5	—	5.6
Total available-for-sale investments	$17.2	$4.8	$—	$22.0

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.8	$0.2	$—	$1.0
Total trading investments	$0.8	$0.2	$—	$1.0
The Company recorded proceeds on the sales/maturities of investments of $9.5 million and $19.0 million for the three and six months ended November 30, 2013, respectively, and no proceeds during the three or six months ended November 30, 2012. The Company purchased investments of $10.1 million and $6.4 million during the three months ended November 30, 2013 and 2012, respectively, and $19.6 million and $6.4 million during the six months ended November 30, 2013 and 2012, respectively.
The Company holds Greek bonds which are designated as available-for-sale securities. The bonds have maturities ranging from 10 to 29 years. As of November 30, 2013, the face value of the bonds was $11.6 million.

Note 6—Goodwill and Other Intangible Assets.
The balance of goodwill as of November 30, 2013 and May 31, 2013 was $3,652.8 million and $3,600.9 million, respectively. The change in goodwill is primarily related to the $63.4 million of goodwill recorded related to the Lanx Acquisition, which is described in Note 2 — Acquisitions, and foreign currency fluctuations.
The Company uses an accelerated method for amortizing customer relationship intangibles, as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization, partially offset by the Lanx Acquisition.
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

Intangible assets consisted of the following at November 30, 2013 and May 31, 2013:

(in millions)	November 30, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,735.1	$(524.3)	$1,210.8
Completed technology	610.4	(240.7)	369.7
Product trade names	214.2	(72.1)	142.1
Customer relationships	2,408.9	(892.9)	1,516.0
Non-compete contracts	4.6	(4.1)	0.5
Sub-total	4,973.2	(1,734.1)	3,239.1
Corporate trade names	308.6	—	308.6
Total	$5,281.8	$(1,734.1)	$3,547.7

(in millions)	May 31, 2013
	Gross		New			Net
	Carrying	Impairment	Carrying	Accumulated	Impairment	Carrying
	Amount	Charge	Amount	Amortization	Charge	Amount
Core technology	$1,772.6	$(39.0)	$1,733.6	$(481.1)	$4.1	$1,256.6
Completed technology	628.8	(48.5)	580.3	(254.9)	36.7	362.1
Product trade names	204.2	—	204.2	(65.9)	—	138.3
Customer relationships	2,429.5	(46.1)	2,383.4	(828.4)	9.9	1,564.9
Non-compete contracts	4.6	—	4.6	(3.8)	—	0.8
Sub-total	5,039.7	(133.6)	4,906.1	(1,634.1)	50.7	3,322.7
Corporate trade names	319.0	(11.5)	307.5	—	—	307.5
Total	$5,358.7	$(145.1)	$5,213.6	$(1,634.1)	$50.7	$3,630.2
The weighted average useful life of the intangibles at November 30, 2013 is as follows:

Weighted Average Useful Life
Core technology	15 years
Completed technology	9 years
Product trade names	13 years
Customer relationships	14 years
Non-compete contracts	1 year
Corporate trade names	Indefinite life
Expected amortization expense for the intangible assets stated above for the years ending May 31, 2014 through 2018 is $290.6 million, $283.6 million, $273.7 million, $270.0 million, and $252.6 million, respectively.

Note 7—Debt.
The terms and carrying value of each debt instrument at November 30, 2013 and May 31, 2013 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	November 30, 2013	May 31, 2013
Debt Instruments
European facility	No fixed maturity date	Interest free	EUR	€—	€1.8
				$—	$2.3
China facility	January 16, 2016	LIBOR + 2.10%	USD	$3.3	$6.0
Term loan facility B	March 25, 2015	LIBOR + 3.00%	USD	$103.8	$104.3
Term loan facility B-1	July 25, 2017	LIBOR + 3.50%	USD	$2,974.5	$2,116.8
Term loan facility B	March 25, 2015	LIBOR + 3.00%	EUR	€—	€167.8
				$—	$217.9
Term loan facility B-1	July 25, 2017	LIBOR + 4.00%	EUR	€—	€659.4
				$—	$856.4
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD	$—	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	USD	$155.0	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	EUR	€—	€—
Senior notes	August 1, 2020	6.500%	USD	$1,825.0	$1,825.0
Senior subordinated notes	October 1, 2020	6.500%	USD	$800.0	$800.0
Premium on notes				$35.2	$37.7
Total debt				$5,896.8	$5,966.4
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
The Company currently elects to use 1-month LIBOR for setting the interest rates on 76% of its U.S. dollar-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan and asset-based revolver as of November 30, 2013 was 0.17%. The 3-month LIBOR rate for the U.S. dollar-denominated term loan was 0.25% as of November 30, 2013. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. The total amount of required payments under the Company’s term loan facilities was $16.0 million for the six months ended November 30, 2013. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns.
The Company’s revolving borrowing base available under all debt facilities at November 30, 2013 was $633.3 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $155.0 million and $3.3 million under the asset-based revolving credit facility and the China facility, respectively.
As of November 30, 2013, $5.5 million of financing fees related to the Company’s credit agreement remain in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement. Additionally, $75.5 million of new financing fees related to the refinancing referenced below are also in long-term assets and will be amortized through interest expense over the remaining lives of the new debt instruments.

Each of Biomet, Inc.’s existing wholly-owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the 6.500% senior notes due 2020 on a senior unsecured basis and the 6.500% senior subordinated notes due 2020 on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured credit facilities. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described within this footnote.
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

Retirement of euro-denominated Term Loan and Repricing of U.S. dollar-denominated Term B-1 Loan
On September 10, 2013, Biomet retired €167.3 million ($221.4 million) principal amount of its euro-denominated term loan using cash on hand. On September 25, 2013, Biomet completed an $870.5 million U.S. dollar-denominated term loan offering, the proceeds of which were used to retire the remaining euro-denominated term loan principal balance of €657.7 million ($870.2 million). Concurrently with the new $870.5 million U.S. dollar-denominated term loan offering, Biomet also completed a repricing of its existing $2,111.4 million extended U.S. dollar-denominated term loan to LIBOR + 3.50%. The terms of the new term loan are consistent with the existing extended U.S. dollar-denominated term loan.

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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at November 30, 2013 and May 31, 2013:

		Fair Value Measurements
	Fair Value at November 30, 2013	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$55.2	$55.2	$—	$—
Time deposits	16.3	—	16.3	—
Greek bonds	6.2	—	6.2	—
Pension plan assets	145.0	—	145.0	—
Foreign currency exchange contracts	0.9	—	0.9	—
Equity securities	2.3	2.1	—	0.2
Total assets	$225.9	$57.3	$168.4	$0.2
Liabilities:
Interest rate swaps	$27.9	$—	$27.9	$—
Total liabilities	$27.9	$—	$27.9	$—

		Fair Value Measurements
	Fair Value at May 31, 2013	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$93.1	$93.1	$—	$—
Time deposits	31.5	—	31.5	—
Greek bonds	5.6	—	5.6	—
Pension plan assets	137.6	—	137.6	—
Foreign currency exchange contracts	0.5	—	0.5	—
Equity securities	1.4	1.3	—	0.1
Total assets	$269.7	$94.4	$175.2	$0.1
Liabilities:
Interest rate swaps	$54.1	$—	$54.1	$—
Foreign currency exchange contracts	0.6	—	0.6	—
Total liabilities	$54.7	$—	$54.7	$—
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of November 30, 2013 and May 31, 2013, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.
The estimated fair value of the Company’s long-term debt, including the current portion, at November 30, 2013 and May 31, 2013 was $6,040.7 million and $6,090.4 million, respectively, compared to carrying values of $5,896.8 million and $5,966.4 million, respectively. The fair value of the Company’s traded debt is considered Level 3 and was estimated using quoted market prices for the same or similar instruments, among other inputs. The fair value of the Company’s variable rate term debt was estimated using Bloomberg composite quotes. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
During the three and six months ended November 30, 2013 and 2012, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 9—Derivative Instruments and Hedging Activities.
The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.
Derivatives Designated as Hedging Instruments
Foreign Currency Instruments—Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. Effective September 25, 2013, with the retirement of the euro-denominated term loan discussed in Note 7, the Company no longer has a net investment hedge related to its European subsidiaries. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.
Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in U.S. dollars as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of November 30, 2013, the Company had a swap liability of $27.9 million, which consisted of $12.3 million short-term and $15.8 million long-term, partially offset by a $0.2 million credit valuation adjustment. As of May 31, 2013, the Company had a swap liability of $54.1 million, which consisted of $19.9 million short-term and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment.
The table below summarizes existing swap agreements at November 30, 2013 and May 31, 2013:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			November 30, 2013	May 31, 2013
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 years	EUR(1)	€200.0	September 25, 2012	September 25, 2017	—	(11.3)
5 years	EUR(1)	200.0	September 25, 2012	September 25, 2017	—	(11.1)
5 years	USD	$325.0	December 26, 2008	December 25, 2013	(0.5)	(3.8)
5 years	USD	195.0	September 25, 2009	September 25, 2014	(4.3)	(6.7)
2 years	USD	190.0	March 25, 2013	March 25, 2015	(1.6)	(1.7)
3 years	USD	270.0	December 27, 2013	September 25, 2016	(7.0)	(5.2)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(7.4)	(7.5)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(7.3)	(7.4)
Credit valuation adjustment					0.2	0.6
Total interest rate instruments					$(27.9)	$(54.1)

(1)	The euro interest rate swaps were terminated during the second quarter of fiscal year 2014.

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss). Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. Certain amounts reported in the prior year amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion) have been corrected to more accurately reflect the reclassifications and to conform to the current period presentation. The Company believes such amounts are immaterial. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the six months ended November 30, 2013 and November 30, 2012:

(in millions)	Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationship	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$4.5	$3.0	$26.2	$(1.2)
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	6.8	17.3	14.3	31.4
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	21.8	—	21.8	—
As of November 30, 2013, the effective interest rate, including the applicable lending margin, on 45.80% ($1,410.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 5.26% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar term loans had an effective interest rate of 3.65%. As of November 30, 2013 and May 31, 2013, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 5.46% and 6.29%, respectively.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company may enter into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of November 30, 2013, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.9 million recorded in prepaid expenses and other.

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
Accumulated other comprehensive income (loss) and the related components, net of tax, are included in the table below:

(in millions)	Unrecognized actuarial gains (losses)	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Accumulated other comprehensive income
May 31, 2013	$(10.0)	$35.5	$(34.2)	$2.8	$(5.9)
OCI before reclassifications	—	31.7	(13.8)	1.3	19.2
Reclassifications	—	—	36.1	—	36.1
November 30, 2013	$(10.0)	$67.2	$(11.9)	$4.1	$49.4
Reclassifications adjustments from OCI are included in the table below:

(in millions)	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012	Location on Statement of Operations
Interest rate swaps	$28.6	$17.3	$36.1	$31.4	Interest expense

The tax effects in other comprehensive income are included in the tables below:

	Three Months Ended November 30, 2013			Three Months Ended November 30, 2012
(in millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Unrecognized actuarial gains (losses)	$(0.2)	$—	$(0.2)	$(0.1)	$(0.2)	$(0.3)
Foreign currency translation adjustments	26.0	1.2	27.2	(16.4)	0.9	(15.5)
Unrealized gain (loss) on interest rate swaps	(18.1)	9.1	(9.0)	(14.9)	6.1	(8.8)
Reclassifications on interest rate swaps	28.6	(10.8)	17.8	17.3	(6.6)	10.7
Unrealized gain (loss) on available-for-sale securities	2.7	(1.4)	1.3	1.3	—	1.3
Accumulated other comprehensive income	$39.0	$(1.9)	$37.1	$(12.8)	$0.2	$(12.6)

	Six Months Ended November 30, 2013			Six Months Ended November 30, 2012
(in millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Unrecognized actuarial gains (losses)	$—	$—	$—	$(0.1)	$(0.2)	$(0.3)
Foreign currency translation adjustments	18.2	13.5	31.7	11.4	(3.7)	7.7
Unrealized gain (loss) on interest rate swaps	(9.4)	9.3	(0.1)	(32.2)	12.0	(20.2)
Reclassifications on interest rate swaps	36.1	(13.7)	22.4	31.4	(11.9)	19.5
Unrealized gain (loss) on available-for-sale securities	2.7	(1.4)	1.3	2.2	(0.1)	2.1
Accumulated other comprehensive income	$47.6	$7.7	$55.3	$12.7	$(3.9)	$8.8

Note 11—Stock-based Compensation and Stock Plans.
The Company expenses all stock-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Stock-based compensation expense recognized was $4.5 million and $7.4 million for the three months ended November 30, 2013 and 2012, respectively, and $9.2 million and $26.5 million for the six months ended November 30, 2013 and 2012, respectively. The decrease in the expense was related to the fiscal year 2013 modification that is described below.
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
The objective of the tender offer was to provide employees who elected to participate with new options and new restricted stock units, the terms of which preserve the original incentive effect of the Company’s equity incentive programs in light of market and industry-wide economic conditions. The terms of the new stock options differed in respect to the tendered options principally with respect to:

•	Exercise Price—The exercise price for the new stock options was lowered to the then current fair value of $7.88 per share.

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

On March 27, 2013, the Compensation Committee of LVB approved and adopted an amended LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan. The amendment permits certain participants in the Plan to be eligible to elect to receive a cash award with respect to their vested time-based restricted stock units subject to certain conditions, including the satisfaction of certain Company performance thresholds with respect to adjusted EBITDA and unlevered free cash flow. To the extent the Company performance conditions have been satisfied for the applicable fiscal year, eligible participants will be entitled to elect to receive a cash award based on the fair market value of the Parent’s common stock on the first day of the applicable election period, payable in three installments over a two-year period, with respect to their vested time-based restricted stock units and such vested time-based restricted stock unit will be forfeited upon such election. Payment of the cash award is subject to the participants’ continued employment through the payment date (other than with respect to a termination by the Company without cause).
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
The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of November 30, 2013, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.

The Company’s effective income tax rates were (16.7)% and (233.3)% for the three and six months ended November 30, 2013, respectively, compared to 22.9% and 43.0% for the three and six months ended November 30, 2012, respectively. Primary factors in determining the effective tax rates include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of the Company’s foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, impacted the quarterly income tax provision by $(0.1) million and $(26.1) million, or (3.6)% and (242.1)%, in the three and six months ended November 30, 2013, respectively. Discrete items impacted the quarterly income tax provision by $0.3 million and $(3.6) million, or (0.4)% and 2.1%, in the three and six months ended November 30, 2012, respectively, primarily as a result of changes in deferred tax balances due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012.

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
Net sales by product category for the six months ended November 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 30, 2013	November 30, 2012(1)	November 30, 2013	November 30, 2012(1)
Net sales by product:
Knees	$264.0	$247.6	$489.1	$465.1
Hips	167.7	164.1	317.4	311.0
S.E.T.	160.3	152.2	309.8	279.5
Spine, Bone Healing & Microfixation	104.9	102.6	206.5	211.4
Dental	70.5	67.1	124.4	124.1
Cement, Biologics & Other	58.3	56.5	109.2	106.4
Total	$825.7	$790.1	$1,556.4	$1,497.5

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how the Company presently manages and markets its products.
Net sales by geography for the six months ended November 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Net sales by geography:
United States	$493.1	$470.8	$963.0	$923.0
Europe	211.8	193.9	363.3	336.8
International(1)	120.8	125.4	230.1	237.7
Total	$825.7	$790.1	$1,556.4	$1,497.5

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Long-term assets by geography as of November 30, 2013 and May 31, 2013 were as follows:

(in millions)	November 30, 2013	May 31, 2013
Long-term assets(1) by geography:
United States	$363.2	$336.8
Europe	255.6	255.7
International	73.9	72.7
Total	$692.7	$665.2

(1)	Defined as property, plant and equipment.
Note 14—Guarantor and Non-Guarantor Financial Statements.
Each of Biomet’s existing wholly-owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet’s senior secured cash flow facilities. Certain amounts reported in the prior year elimination column have been corrected to more accurately reflect the allocation of intercompany profit between the guarantor and the non-guarantor subsidiaries and to conform to the current period presentation. The Company believes such amounts are immaterial. LVB is neither an issuer nor guarantor of the notes described in Note 7.

The following financial information presents the composition of the combined guarantor subsidiaries:
CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$110.0	$66.2	$—	$176.2
Accounts receivable, net	—	287.0	305.6	—	592.6
Inventories, net	—	357.0	344.3	—	701.3
Deferred income taxes	—	98.1	23.6	—	121.7
Prepaid expenses and other	—	60.8	68.0	—	128.8
Total current assets	—	912.9	807.7	—	1,720.6
Property, plant and equipment, net	—	377.0	315.7	—	692.7
Investments	—	11.7	13.1	—	24.8
Investment in subsidiaries	8,019.9	—	—	(8,019.9)	—
Intangible assets, net	—	2,827.7	720.0	—	3,547.7
Goodwill	—	3,167.7	485.1	—	3,652.8
Other assets	—	89.9	8.9	—	98.8
Total assets	$8,019.9	$7,386.9	$2,350.5	$(8,019.9)	$9,737.4
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$30.9	$—	$3.3	$—	$34.2
Accounts payable	—	57.9	44.2	—	102.1
Accrued interest	57.6	—	—	—	57.6
Accrued wages and commissions	—	65.2	59.5	—	124.7
Other accrued expenses	—	170.7	72.0	—	242.7
Total current liabilities	88.5	293.8	179.0	—	561.3
Long-term debt	5,862.6	—	—	—	5,862.6
Deferred income taxes	—	875.8	177.4	—	1,053.2
Other long-term liabilities	—	123.0	68.5	—	191.5
Total liabilities	5,951.1	1,292.6	424.9	—	7,668.6
Shareholder’s equity	2,068.8	6,094.3	1,925.6	(8,019.9)	2,068.8
Total liabilities and shareholder’s equity	$8,019.9	$7,386.9	$2,350.5	$(8,019.9)	$9,737.4

	May 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$35.3	$320.3	$—	$355.6
Accounts receivable, net	—	254.1	277.7	—	531.8
Inventories	—	286.9	337.1	—	624.0
Deferred income taxes	—	78.3	41.6	—	119.9
Prepaid expenses and other	—	73.7	67.6	—	141.3
Total current assets	—	728.3	1,044.3	—	1,772.6
Property, plant and equipment, net	—	350.1	315.1	—	665.2
Investments	—	10.9	12.1	—	23.0
Investment in subsidiaries	7,982.8	—	—	(7,982.8)	—
Intangible assets, net	—	2,890.4	739.8	—	3,630.2
Goodwill	—	3,104.0	496.9	—	3,600.9
Other assets	—	88.9	13.9	—	102.8
Total assets	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.3	$—	$7.0	$—	$40.3
Accounts payable	—	63.8	47.7	—	111.5
Accrued interest	56.1	—	0.1	—	56.2
Accrued wages and commissions	—	82.1	68.0	—	150.1
Other accrued expenses	—	141.7	64.3	—	206.0
Total current liabilities	89.4	287.6	187.1	—	564.1
Long-term debt	5,924.8	—	1.3	—	5,926.1
Deferred income taxes	—	942.0	187.8	—	1,129.8
Other long-term liabilities	—	142.9	63.2	—	206.1
Total liabilities	6,014.2	1,372.5	439.4	—	7,826.1
Shareholder’s equity	1,968.6	5,800.1	2,182.7	(7,982.8)	1,968.6
Total liabilities and shareholder’s equity	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended November 30, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$510.6	$315.1	$—	$825.7
Cost of sales	—	232.7	52.3	—	285.0
Gross profit	—	277.9	262.8	—	540.7
Selling, general and administrative expense	—	198.4	112.1	—	310.5
Research and development expense	—	30.3	11.1	—	41.4
Amortization	—	61.8	13.4	—	75.2
Operating income	—	(12.6)	126.2	—	113.6
Other (income) expense, net	110.9	(1.2)	(0.3)	—	109.4
Income (loss) before income taxes	(110.9)	(11.4)	126.5	—	4.2
Tax expense (benefit)	(42.1)	(4.3)	45.7	—	(0.7)
Equity in earnings of subsidiaries	73.7	—	—	(73.7)	—
Net income (loss)	$4.9	$(7.1)	$80.8	$(73.7)	$4.9
Other comprehensive income (loss)	$8.8	$—	$28.3	$—	$37.1
Total comprehensive income (loss)	$13.7	$(7.1)	$109.1	$(73.7)	$42.0

	Three Months Ended November 30, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$486.5	$303.6	$—	$790.1
Cost of sales	—	159.6	76.4	—	236.0
Gross profit	—	326.9	227.2	—	554.1
Selling, general and administrative expense	—	187.9	108.9	—	296.8
Research and development expense	—	27.4	9.0	—	36.4
Amortization	—	64.9	12.8	—	77.7
Operating income (loss)	—	46.7	96.5	—	143.2
Other (income) expense, net	229.0	2.1	(2.2)	—	228.9
Income (loss) before income taxes	(229.0)	44.6	98.7	—	(85.7)
Tax expense (benefit)	(87.1)	17.0	50.6	—	(19.5)
Equity in earnings of subsidiaries	75.7	—	—	(75.7)	—
Net income (loss)	$(66.2)	$27.6	$48.1	$(75.7)	$(66.2)
Other comprehensive income (loss)	$1.9	$—	$(14.5)	$—	$(12.6)
Total comprehensive income (loss)	$(64.3)	$27.6	$33.6	$(75.7)	$(78.8)

	Six Months Ended November 30, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$992.0	$564.4	$—	$1,556.4
Cost of sales	—	425.1	97.1	—	522.2
Gross profit	—	566.9	467.3	—	1,034.2
Selling, general and administrative expense	—	380.6	214.0	—	594.6
Research and development expense	—	58.2	20.7	—	78.9
Amortization	—	123.1	27.6	—	150.7
Operating income (loss)	—	5.0	205.0	—	210.0
Other (income) expense, net	197.9	(3.5)	4.8	—	199.2
Income (loss) before income taxes	(197.9)	8.5	200.2	—	10.8
Tax expense (benefit)	(75.2)	3.3	46.7	—	(25.2)
Equity in earnings of subsidiaries	158.7	—	—	(158.7)	—
Net income (loss)	$36.0	$5.2	$153.5	$(158.7)	$36.0
Other comprehensive income (loss)	$22.3	$—	$33.0	$—	$55.3
Total comprehensive income (loss)	$58.3	$5.2	$186.5	$(158.7)	$91.3

	Six Months Ended November 30, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$951.3	$546.2	$—	$1,497.5
Cost of sales	—	343.9	120.2	—	464.1
Gross profit	—	607.4	426.0	—	1,033.4
Selling, general and administrative expense	—	379.2	213.7	—	592.9
Research and development expense	—	54.5	17.7	—	72.2
Amortization	—	132.6	23.5	—	156.1
Operating income (loss)	—	41.1	171.1	—	212.2
Other (income) expense, net	388.3	0.8	(5.6)	—	383.5
Income (loss) before income taxes	(388.3)	40.3	176.7	—	(171.3)
Tax expense (benefit)	(147.6)	15.3	58.7	—	(73.6)
Equity in earnings of subsidiaries	143.0	—	—	(143.0)	—
Net income (loss)	$(97.7)	$25.0	$118.0	$(143.0)	$(97.7)
Other comprehensive income (loss)	$(0.7)	$—	$9.5	$—	$8.8
Total comprehensive income (loss)	$(98.4)	$25.0	$127.5	$(143.0)	$(88.9)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Six Months November 30, 2013
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$96.5	$278.5	$(204.1)	$—	$170.9
Proceeds from sales/maturities of investments	—	19.0	—	—	19.0
Purchases of investments	—	(19.6)	—	—	(19.6)
Capital expenditures	—	(53.9)	(44.6)	—	(98.5)
Acquisitions, net of cash acquired - Lanx Acquisition	—	(148.8)	—	—	(148.8)
Other	—	(0.8)	0.1	—	(0.7)
Cash flows provided by (used in) investing activities	—	(204.1)	(44.5)	—	(248.6)
Payments under senior secured credit facilities	(14.9)	—	—	—	(14.9)
Proceeds under revolvers	155.0	—	4.3	—	159.3
Proceeds from senior notes due 2020 and term loans	870.5	—	—	—	870.5
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	—	—	—	(1,091.6)
Payment of fees related to refinancing activities	(15.5)	—	—	—	(15.5)
Other	—	0.3	(9.3)	—	(9.0)
Cash flows used in financing activities	(96.5)	0.3	(5.0)	—	(101.2)
Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash and cash equivalents	—	74.7	(254.1)	—	(179.4)
Cash and cash equivalents, beginning of period	—	35.3	320.3	—	355.6
Cash and cash equivalents, end of period	$—	$110.0	$66.2	$—	$176.2

	Six Months November 30, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$45.2	$211.1	$(127.7)	$—	$128.6
Capital expenditures	—	(53.8)	(53.1)	—	(106.9)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(277.5)	(2.5)	—	(280.0)
Other acquisitions, net of cash acquired	—	(14.8)	(1.2)	—	(16.0)
Other	—	—	(6.4)	—	(6.4)
Cash flows provided by (used in) investing activities	—	(346.1)	(63.2)	—	(409.3)
Payments under senior secured credit facilities	(11.4)	—	(5.3)	—	(16.7)
Proceeds under revolvers	80.0	—	—	—	80.0
Proceeds from senior notes due 2020 and term loans	2,666.2	—	—	—	2,666.2
Tender/retirement of senior notes due 2017 and term loans	(2,702.2)	—	—	—	(2,702.2)
Payment of fees related to refinancing activities	(67.8)	—	—	—	(67.8)
Other	(10.0)	(0.1)	(0.7)	—	(10.8)
Cash flows used in financing activities	(45.2)	(0.1)	(6.0)	—	(51.3)
Effect of exchange rate changes on cash	—	—	7.1	—	7.1
Decrease in cash and cash equivalents	—	(135.1)	(189.8)	—	(324.9)
Cash and cash equivalents, beginning of period	—	190.1	302.3	—	492.4
Cash and cash equivalents, end of period	$—	$55.0	$112.5	$—	$167.5

Note 15—Restructuring.
The Company recorded $5.9 million and $1.0 million in employee severance costs during the three months ended November 30, 2013 and 2012, respectively, and $12.2 million and $2.1 million during the six months ended November 30, 2013 and 2012, respectively. The expense during fiscal 2014 and 2013 resulted primarily from the planned closures of the Swindon, United Kingdom manufacturing facility and the Le Locle, Switzerland manufacturing facility. These restructuring charges were recorded within cost of sales, selling, general and administrative expense, and research and development expense and other accrued expenses. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2013	$8.9
Costs incurred and charged to expense	6.3
Costs paid or otherwise settled	(5.3)
Non-cash adjustments(1)	0.7
Balance at August 31, 2013	10.6
Costs incurred and charged to expense	5.9
Costs paid or otherwise settled	(3.9)
Non-cash adjustments(1)	0.8
Balance at November 30, 2013	$13.4

(1)	Primarily related to foreign currency fluctuations.

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2012	$9.5
Costs incurred and charged to expense	1.1
Costs paid or otherwise settled	(0.4)
Non-cash adjustments(1)	0.1
Balance at August 31, 2012	10.3
Costs incurred and charged to expense	1.0
Costs paid or otherwise settled	(1.6)
Non-cash adjustments(1)	0.1
Balance at November 30, 2012	$9.8

(1)	Primarily related to foreign currency fluctuations.

Note 16—Contingencies.
The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies, except for claims associated with metal-on-metal hip products was $29.1 million and $40.0 million at November 30, 2013 and May 31, 2013, respectively, and primarily relate to certain product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation described below.

Other than the Massachusetts U.S. Department of Justice EBI products investigation, claims associated with metal-on-metal hips and certain product liability claims, for which the estimated loss is included in the accrual amounts disclosed within this footnote, the relatively early stages of the other governmental investigations and other product liability claims described below, and the complexities involved in these matters, the Company is unable to estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.
U.S. Department of Justice EBI Products Investigations and Other Matters

In June 2013, Biomet received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting various documents relating to the fitting of custom-fabricated or custom-fitted orthoses, or bracing, to patients in New Jersey, Texas and Washington. The Company has produced responsive documents and is fully cooperating with the request of the U.S. Attorney’s Office. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.
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
On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor has been appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. The monitor has divided his review into three phases. The first phase consisted of the monitor familiarizing himself with the Company’s global compliance program and assessed the effectiveness of the program. The second phase provides for a period of time in which the Company is allowed the opportunity to implement the monitor’s various recommendations based upon the monitor’s assessment of the effectiveness of the program. The third phase commenced in June 2013 and consists of the monitor performing transactional testing on the effectiveness of the Company’s global compliance program, including transactional testing of enhanced compliance programs that were implemented in response to the monitor’s recommendations. The Company also agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ, which was paid in the fourth quarter of fiscal year 2012. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation.
The Company contemporaneously reached a Consent Agreement with the SEC to settle civil claims related to this matter. As part of the Consent Agreement, Biomet agreed to the SEC’s entry of a Final Judgment requiring Biomet to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million, which was paid in the fourth quarter of fiscal year 2012.
Product Liability
The Company has received claims for personal injury associated with its metal-on-metal hip products. The Company’s accrual for contingencies for claims associated with metal-on-metal hip products at November 30, 2013 and May 31, 2013 is $50.0 million and $29.1 million, respectively. The pre-trial management of certain of these claims has been consolidated in a multi-district proceeding in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The Company believes the number of claims continues to increase incrementally due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company’s accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow.
Future revisions in the Company’s estimates of these provisions could materially impact its results of operations and financial position. The Company uses the best information available to determine the level of accrued product liabilities, and the Company believes its accruals are adequate. The Company has maintained product liability insurance coverage for a number of years on a claims-made basis. All such insurers have been placed on notice of these claims. Based upon the Company’s most recent estimates for liabilities associated with its metal-on-metal hip products, the Company believes it may exhaust its self-insured retention under its insurance program. If this should occur, the Company would have an insurance claim for ultimate losses which exceed the Company’s self-insured retention amount, subject to a cap. The Company believes its contracts with the insurance carriers are enforceable for these claims and, therefore, it believes it is probable that it would receive some amount from its insurance carriers if its ultimate losses exceed its self-insured retention amount. As is customary in these situations, certain of the Company’s insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of the Company’s insurance claims.
Intellectual Property Litigation

On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. The lawsuit seeks damages in an amount yet to be determined and injunctive relief. Prior to the filing of this lawsuit, on March 8, 2013, the Company filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue. On September 17, 2013, the case filed in the U.S. District Court for the Eastern District of Texas was dismissed. The Company is vigorously defending this matter and believes that its defenses against infringement are valid and meritorious. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

Note 17—Related Parties.
Transactions with the Sponsor Group
On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company , which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of Biomet, Inc.’s shareholders voted to approve the proposed merger, and Parent acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Global, LLC (each a “Sponsor” and collectively, the “Sponsors”), and certain investors who agreed to co-invest with the Sponsors (the “Co-Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions, are referred to collectively as the “Transactions.”
Management Services Agreement
Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the

Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $3.0 million and $2.8 million for the three months ended November 30, 2013 and 2012, respectively, and $5.4 million and $5.4 million for the six months ended November 30, 2013 and 2012, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

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
Pursuant to the LLC Agreement, each of the Sponsors has the right to nominate, and has nominated, two directors to Biomet’s and LVB’s Board of Directors and also is entitled to appoint one non-voting observer to Biomet’s and LVB’s Board of Directors for so long as such Sponsor remains a member of Holding. In addition to their right to appoint non-voting observers to Biomet’s and LVB’s Board of Directors, certain of the Sponsor Funds have certain other management rights to the extent that any such Sponsor Fund is required to operate as a “venture capital operating company” as defined in the regulations issued by the U.S. Department of Labor at Section 2510.3-101 of Part 2510 of Chapter XXV, Title 29 of the Code of Federal Regulations, or any successor regulations. Each Sponsor’s right to nominate directors is freely assignable to funds affiliated with such Sponsor, and is assignable to non-affiliates of such Sponsor only if the assigning Sponsor transfers its entire interest in Holding not previously transferred and only with the prior written consent of the Sponsors holding at least 70% of the membership interests in Holding, or “requisite Sponsor consent”. In addition to their rights under the LLC Agreement, the Sponsors may also appoint one or more persons unaffiliated with any of the Sponsors to the Board of Directors. Following Purchaser’s purchase of the Shares tendered in the Offer, the Sponsors jointly appointed Dane A. Miller, Ph.D. to the Board of Directors in addition to the two directors appointed by each of the Sponsors. In addition, as provided under the LLC Agreement, Jeffrey R. Binder, the CEO of Biomet serves on Biomet’s and LVB’s Board of Directors.
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
Consulting Agreements
On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. On August 19, 2013, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to extend the term of the agreement through the earlier of September 1, 2014, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.1 million for the three months ended November 30, 2012 and $0.1 million and $0.2 million for the six months ended November 30, 2013 and 2012, respectively, with no payments during the three months ended November 30, 2013.
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
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of November 30, 2013, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.
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

There were payments of $0.1 million and $0.1 million for the three and six months ended November 30, 2013, respectively, with no payments made during the three or six months ended November 30, 2012.
Core Trust Purchasing Group Participation Agreement
Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.2 million and $0.1 million for the three months ended November 30, 2013 and 2012, respectively, and $0.5 million and $0.1 million for the six months ended November 30, 2013 and 2012, respectively.
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
Refinancing Activities
Goldman Sachs served as a dealer manager and arranger for the refinancing activities explained in Note 7 – Debt and received fees of $0.4 million and $0.5 million during the three and six months ended November 30, 2012, respectively, for their services, with no payment during the three or six months ended November 30, 2013. Goldman Sachs also received an underwriting discount of $2.3 million during the first quarter of fiscal year 2013 as one of the initial purchasers of the $1.0 billion aggregate principal amount note offering of 6.50% senior notes due 2020, an underwriting discount of $2.6 million during the second quarter of fiscal year 2013 as of one the initial purchasers of the $825.0 million aggregate principal amount note add-on offering to the 6.50% senior notes due 2020 and an underwriting discount of $2.5 million during the second quarter of fiscal year 2013 as one of the initial purchasers of the $800.0 million aggregate principal amount note offering of the 6.50% senior subordinated notes due 2020.
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

The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies, to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $1.7 million and $2.2 million during the three and six months ended November 30, 2012, respectively, with no payments during the three or six months ended November 30, 2013.
Capital Contributions and Share Repurchases
At the direction of LVB, Biomet may fund the repurchase of common shares of its parent company, from former employees pursuant to the LVB Acquisition, Inc. management Stockholders’ Agreement. There were repurchases of $0.1 million and $0.1 million during the three and six months ended November 30, 2012. There were no additional contributions for the three and six months ended November 30, 2013.

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
Executive Overview
Our net sales increased 4.5% for the three months ended November 30, 2013 to $825.7 million, compared to $790.1 million for the three months ended November 30, 2012. The effect of foreign currency fluctuations negatively impacted reported net sales for the three months ended November 30, 2013 by $6.7 million, or 0.9%, with Europe reported net sales positively impacted by $6.8 million, or 3.5%, and International reported net sales negatively impacted by $13.5 million, or 10.8%. The following represents key items for the three months ended November 30, 2013 compared to the three months ended November 30, 2012:

•	Consolidated net sales increased 4.5% (5.4% constant currency) worldwide to approximately $826 million

•	Knee sales grew 6.6% (7.7% constant currency) worldwide, with U.S. growth of 8.4%

•	S.E.T. sales increased 5.3% (6.5% constant currency) worldwide and grew 6.2% in the U.S.

•	Acquisition of Lanx, Inc. closed on October 31, 2013, as previously announced

•	Commercial launch of G7™ Acetabular System began during the second quarter of fiscal year 2014
Opportunities and Challenges

We believe that growth opportunities exist in the global orthopedics market as a result of favorable demographics in major markets and underserved needs for musculoskeletal care in certain emerging markets. As the baby boomer population ages and life expectancy increases, the elderly will represent a higher percentage of the overall population. Many conditions that require orthopedic surgery affect people in middle age or later in life, which is expected to drive growth in procedural volumes. According to U.S. Census Bureau “2008 National Population Projections”, the U.S. population aged 55 to 74 is expected to grow at approximately two times the average rate of population growth from 58 million and 19% of the population in 2010 to 79 million and 21% of the population in 2030. According to 2012 Eurostat projections, the European population aged 55 to 74 is expected to grow at approximately five times the average rate of population growth from 107 million and 21% of the population in 2010 to 133 million and 26% of the population in 2030. The U.S., Europe, and Japan account for more than 80% of the global orthopedics marketplace; however less than 20% of the world’s population of 7 billion people live in those geographic regions. We believe significant orthopedic opportunities exist outside of these three geographic markets, as most people will need musculoskeletal care throughout their lives, which is expected to result in growth in these emerging markets.
Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the continuing adverse conditions in the global economy, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us.
In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which has impacted our results of operations and cash flows following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion of government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, results of operations and cash flows, possibly materially.
Outside the United States, reimbursement systems vary significantly from country to country. If adequate levels of reimbursement from third-party payors outside the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada and some European and Asian countries, have decreased reimbursement rates in recent years. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates, which can decrease pricing and procedural volume.
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

Results of Operations
For the Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012

(in millions, except percentages)	Three Months Ended November 30, 2013	Percentage of Net Sales	Three Months Ended November 30, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$825.7	100.0%	$790.1	100.0%	4.5%
Cost of sales	285.0	34.5	236.0	29.9	20.8
Gross profit	540.7	65.5	554.1	70.1	(2.4)
Selling, general and administrative expense	310.5	37.6	296.8	37.6	4.6
Research and development expense	41.4	5.0	36.4	4.6	13.7
Amortization	75.2	9.1	77.7	9.8	(3.2)
Operating income	113.6	13.8	143.2	18.1	(20.7)
Interest expense	105.7	12.8	104.9	13.3	0.8
Other (income) expense	3.7	0.4	124.0	15.7	(97.0)
Other expense, net	109.4	13.2	228.9	29.0	(52.2)
Income (loss) before income taxes	4.2	0.5	(85.7)	(10.8)	(104.9)
Provision (benefit) from income taxes	(0.7)	(0.1)	(19.5)	(2.5)	(96.4)
Net income (loss)	$4.9	0.6%	$(66.2)	(8.4)%	(107.4)%

Adjusted net income	$126.8	15.4%	$103.7	13.1%	22.3%
Adjusted EBITDA	$293.8	35.6%	$288.2	36.5%	1.9%
Sales
Net sales were $825.7 million for the three months ended November 30, 2013, and $790.1 million for the three months ended November 30, 2012.
The following tables provide net sales by geography and product category:
Sales by Geography Summary

(in millions, except percentages)	Three Months Ended November 30, 2013	Percentage of Net Sales	Three Months Ended November 30, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
United States	$493.1	59.7%	$470.8	59.6%	4.7%
Europe	211.8	25.7	193.9	24.5	9.3
International(1)	120.8	14.6	125.4	15.9	(3.7)
Total	$825.7	100.0%	$790.1	100.0%	4.5%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

(2)	Amounts may not recalculate due to rounding.

Product Category Summary

(in millions, except percentages)	Three Months Ended November 30, 2013	Percentage of Net Sales	Three Months Ended November 30, 2012(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
Knees	$264.0	32.0%	$247.6	31.3%	6.6%
Hips	167.7	20.3	164.1	20.8	2.3
Sports, Extremities, Trauma (S.E.T.)	160.3	19.4	152.2	19.3	5.3
Spine, Bone Healing & Microfixation	104.9	12.7	102.6	13.0	2.3
Dental	70.5	8.5	67.1	8.5	4.9
Cement, Biologics & Other	58.3	7.1	56.5	7.1	3.1
Total	$825.7	100.0%	$790.1	100.0%	4.5%

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.

(2)	Amounts may not recalculate due to rounding.
Knees
Net sales of knee products for the three months ended November 30, 2013 were $264.0 million, or 32.0% of net sales, representing a 6.6% increase worldwide compared to net sales of $247.6 million, or 31.3% of net sales, during the three months ended November 30, 2012, with a 8.4% increase in the U.S. Global pricing declined during the quarter on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. Currency fluctuations negatively impacted knees sales by 1.1% during the quarter. Key products that received strong demand during the quarter included our Oxford® Partial Knee, our Vanguard® SSK 360 Revision System, E1® Vitamin E infused bearings and the Vanguard® Complete Knee System. The sales growth for our Oxford® Partial Knees was largely due to our increased communications through our direct-to-consumer campaigns highlighting the benefits of the Oxford® system, as well as our Oxford® knee lifetime implant replacement warranty.
Hips
Net sales of hip products for the three months ended November 30, 2013 were $167.7 million, or 20.3% of net sales, representing a 2.3% increase worldwide compared to net sales of $164.1 million, or 20.8% of net sales, during the three months ended November 30, 2012, with a 3.3% sales increase in the U.S. Global pricing declined during the quarter on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. Currency fluctuations negatively impacted hip sales by 1.6% during the quarter. Revision sales were a key contributor to our hip sales growth during the quarter, with strong demand for our Arcos® Modular Femoral Revision System. Our Taperloc® Complete Hip System and Echo® Hip System were key contributors to worldwide primary hip sales. Additionally, we launched our G7™ Acetabular System during the quarter in the U.S. and Japan and saw strong market acceptance.
S.E.T.
Worldwide net sales of S.E.T. products for the three months ended November 30, 2013 were $160.3 million, or 19.4% of net sales, representing a 5.3% increase compared to net sales of $152.2 million, or 19.3% of net sales, during the three months ended November 30, 2012, with a 6.2% sales increase in the U.S. Currency fluctuations negatively impacted S.E.T. sales by 1.2% during the quarter. The primary drivers of our S.E.T. sales increase were continued growth in our Comprehensive® Shoulder System including our Primary, Reverse, Fracture and S.R.S. (Segmental Revision System) products, wrist fracture systems and our JuggerKnot™ products.
Spine, Bone Healing & Microfixation
Worldwide net sales of spine, bone healing & microfixation products for the three months ended November 30, 2013 were $104.9 million, or 12.7% of net sales, representing a 2.3% increase compared to net sales of $102.6 million, or 13.0% of net sales, for the three months ended November 30, 2012. The sales increase was primarily driven by distribution optimization efforts in spine and bone healing, increased microfixation sales and the benefit for one month of sales due to the

Lanx Acquisition. The increase was partially offset by the divestiture of our bracing business, which closed on February 28, 2013, and decreased royalty revenue.

Dental
Worldwide net sales of dental products for the three months ended November 30, 2013 were $70.5 million, or 8.5% of net sales, representing a 4.9% increase compared to net sales of $67.1 million, or 8.5% of net sales, during the three months ended November 30, 2012. Dental sales in the U.S. increased 10.2%, which included a favorable reserve adjustment. Increased sales in Europe were partially offset by a slight decline in International dental sales.
Cement, Biologics & Other
Worldwide net sales of cement, biologics & other products for the three months ended November 30, 2013 were $58.3 million, or 7.1% of net sales, representing a 3.1% increase compared to net sales of $56.5 million, or 7.1% of net sales, during the three months ended November 30, 2012. Cement product sales grew partially tied to stronger knee sales during the quarter, driven by strong sales of the Optipac® Pre-Packed Cement Mixing System and the Optivac® Vacuum Mixing System. These increases were partially offset by a decrease in sales of autologous therapies.
Gross Profit
Gross profit for the three months ended November 30, 2013 was $540.7 million, as compared to gross profit for the three months ended November 30, 2012 of $554.1 million, or 65.5% and 70.1% of net sales, respectively. Gross profit as a percentage of net sales decreased 0.9% due primarily to lower average selling prices, slightly higher instrument depreciation expense related to new product launches and unfavorable foreign currency translation due to the effect of the weakening Yen on sales. Gross profit as a percentage of net sales decreased 3.7% attributable to product liability charges, costs of operational improvement initiatives in the plant network and the medical device tax.
Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended November 30, 2013 was $310.5 million compared to $296.8 million for the three months ended November 30, 2012 or 37.6% of net sales for both periods. Expense as a percentage of net sales decreased by 0.2% due to the leveraging of sales force expenses compared to the prior year which were higher due to the Trauma Acquisition and lower bad debt expense in the current year partially offset by increased marketing expenses due to our current year direct-to-consumer campaign. Expense as a percentage of net sales increased by 0.2% related to the Lanx Acquisition costs partially offset by lower stock-based compensation expense.
Research and Development Expense
Research and development expense increased during the three months ended November 30, 2013 to $41.4 million from $36.4 million for the three months ended November 30, 2012, or 5.0% and 4.6% of net sales, respectively. An increase of 0.5% is primarily due to investments in new product development, regulatory affairs and clinical investments in both our core businesses as well as emerging technology areas. We increased our investment in our Biologics division in innovative autologous therapies including the re-introduction of rejuvesol®, a red blood cell processing solution. These increases were partially offset by a decrease of 0.1% due to lower stock-based compensation expense.
Amortization
Amortization expense for the three months ended November 30, 2013 was $75.2 million, or 9.1% of net sales, compared to $77.7 million for the three months ended November 30, 2012, or 9.8% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the third quarter of fiscal year 2013 related to our Dental Reconstructive reporting unit, partially offset by additional amortization expense related to the Lanx Acquisition.
Interest Expense
Interest expense was $105.7 million for the three months ended November 30, 2013, compared to interest expense of $104.9 million for the three months ended November 30, 2012. Interest expense was impacted by a charge of $21.8 million related to the termination of our euro-denominated interest rate swaps in connection with the refinancing of our euro-denominated debt described in “Note 7—Debt” to the condensed consolidated financial statements contained in Part I, Item I of this report. This expense was largely offset by lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013 and 2014.

Other (Income) Expense
Other (income) expense was expense of $3.7 million for the three months ended November 30, 2013, compared to expense of $124.0 million for the three months ended November 30, 2012. The decrease in the amount of the expense primarily due to our recording fees related to our refinancing activities of $125.3 million in the three months ended November 30, 2012.

Provision (Benefit) from Income Taxes
The effective income tax rate was (16.7%) for the three months ended November 30, 2013, compared to 22.9% for the three months ended November 30, 2012. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items impacted the quarterly income tax provision by $(0.1) million, or (3.6%), in the three months ended November 30, 2013. Discrete items impacted the quarterly income tax provision by $0.3 million, or (0.4%), in the three months ended November 30, 2012.
Non-GAAP Financial Measures(1)
Adjusted Net Income
Adjusted net income increased to $126.8 million for the three months ended November 30, 2013 compared to $103.7 million for the three months ended November 30, 2012, or 15.4% and 13.1% of net sales, respectively.
Operating income increased adjusted net income by $1.3 million, but decreased 1.2% as a percentage of net sales, driven by:

•
Gross profit as a percentage of net sales decreased 0.9% due primarily to lower average selling prices, slightly higher instrument depreciation expense related to new product launches and the Trauma Acquisition and unfavorable foreign currency translation due to the effect of the weakening Yen on sales.

•
Selling, general and administrative expense as a percentage of net sales decreased by 0.2% due to the leveraging of sales force expenses compared to the prior year which were higher due to the Trauma Acquisition and lower bad debt expense in the current year partially offset by increased marketing expenses due to our current year direct-to-consumer campaign.

•
Research and development expense increased as a percentage of net sales by 0.5% as a result of investments in new product development, regulatory affairs and clinical investments in both our core businesses as well as emerging technology areas.

Interest expense increased adjusted net income $21.0 million, or 3.2% as a percentage of net sales, reflecting the favorable impact of our refinancing activities.
Other (income) expense increased adjusted net income by $1.2 million, or 0.2% as a percentage of net sales.
The effective tax rate for the fiscal second quarter attributable to adjusted net income decreased to 20.7% compared to 24.0% in the prior year period. As a result, income tax expense decreased adjusted net income by $0.4 million, but decreased as a percentage of net sales by 0.1%.
Adjusted EBITDA
Adjusted EBITDA increased to $293.8 million for the three months ended November 30, 2013 compared to $288.2 million for the three months ended November 30, 2012, or 35.6% and 36.5% of net sales, respectively.
Operating income increased adjusted net income by $1.3 million, but decreased 1.2% as a percentage of net sales.
Depreciation and amortization increased adjusted EBITDA by $4.3 million, or 0.3% as a percentage of net sales, primarily as a result of higher levels of instrument depreciation expense included in cost of sales related to new product launches and the Trauma Acquisition.
(1)    See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.

Results of Operations
For the Six Months Ended November 30, 2013 Compared to the Six Months Ended November 30, 2012

(in millions, except percentages)	Six Months Ended November 30, 2013	Percentage of Net Sales	Six Months Ended November 30, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$1,556.4	100.0%	$1,497.5	100.0%	3.9%
Cost of sales	522.2	33.6	464.1	31.0	12.5
Gross profit	1,034.2	66.4	1,033.4	69.0	0.1
Selling, general and administrative expense	594.6	38.2	592.9	39.6	0.3
Research and development expense	78.9	5.1	72.2	4.8	9.3
Amortization	150.7	9.7	156.1	10.4	(3.5)
Operating income	210.0	13.5	212.2	14.2	(1.0)
Interest expense	193.3	12.4	222.0	14.8	(12.9)
Other (income) expense	5.9	0.4	161.5	10.8	(96.3)
Other expense, net	199.2	12.8	383.5	25.6	(48.1)
Income (loss) before income taxes	10.8	0.7	(171.3)	(11.4)	(106.3)
Provision (benefit) from income taxes	(25.2)	(1.6)	(73.6)	(4.9)	(65.8)
Net income (loss)	$36.0	2.3%	$(97.7)	(6.5)%	(136.8)%

Adjusted net income	$207.6	13.3%	$164.1	11.0%	26.5%
Adjusted EBITDA	$540.1	34.7%	$526.0	35.1%	2.7%
Sales
Net sales were $1,556.4 million for the six months ended November 30, 2013, and $1,497.5 million for the six months ended November 30, 2012.
The following tables provide net sales by geography and product category:
Sales by Geography Summary

(in millions, except percentages)	Six Months Ended November 30, 2013	Percentage of Net Sales	Six Months Ended November 30, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
United States	$963.0	61.9%	$923.0	61.6%	4.3%
Europe	363.3	23.3	336.8	22.5	7.9
International(1)	230.1	14.8	237.7	15.9	(3.2)
Total	$1,556.4	100.0%	$1,497.5	100.0%	3.9%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

(2)	Amounts may not recalculate due to rounding.

Product Category Summary

(in millions, except percentages)	Six Months Ended November 30, 2013	Percentage of Net Sales	Six Months Ended November 30, 2012(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
Knees	$489.1	31.4%	$465.1	31.1%	5.1%
Hips	317.4	20.4	311.0	20.8	2.1
Sports, Extremities, Trauma (S.E.T.)	309.8	19.9	279.5	18.7	10.8
Spine, Bone Healing & Microfixation	206.5	13.3	211.4	14.1	(2.3)
Dental	124.4	8.0	124.1	8.3	0.2
Cement, Biologics & Other	109.2	7.0	106.4	7.0	2.8
Total	$1,556.4	100.0%	$1,497.5	100.0%	3.9%

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.

(2)	Amounts may not recalculate due to rounding.
Knees
Net sales of knee products for the six months ended November 30, 2013 were $489.1 million, or 31.4% of net sales, representing a 5.1% increase worldwide compared to net sales of $465.1 million, or 31.1% of net sales, during the six months ended November 30, 2012, with a 6.7% increase in the U.S. Global pricing declined during the first and second quarters on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. Currency fluctuations negatively impacted knees sales by 1.2% during the first and second quarters. Key products that received strong demand during the quarter included our Oxford® Partial Knee, our Vanguard® SSK 360 Revision System, E1® Vitamin E infused bearings, the Vanguard® Complete Knee System and the Signature™ Personalized Patient Care System. The Signature™ System was developed through a partnership with Materialise NV. The sales growth for our Oxford® Partial Knees was largely due to our increased communications highlighting the benefits of the Oxford® system, as well as our Oxford® knee lifetime implant replacement warranty, through our direct-to-consumer campaigns.
Hips
Net sales of hip products for the six months ended November 30, 2013 were $317.4 million, or 20.4% of net sales, representing a 2.1% increase worldwide compared to net sales of $311.0 million, or 20.8% of net sales, during the six months ended November 30, 2012, with a 3.1% sales increase in the U.S. Global pricing declined during the first and second quarters on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. Currency fluctuations negatively impacted hip sales by 1.7% during the first and second quarters. Revision sales were a key contributor to our hip sales growth during the quarter, with strong demand for our Arcos® Modular Femoral Revision System, Regenerex® Porous Titanium Construct and our Freedom® Constrained Liners. Our Taperloc® Complete Hip System and Echo® Hip System were key contributors to worldwide primary hip sales. Additionally, we launched our G7™ Acetabular System during the second quarter of fiscal year 2014 in the U.S. and Japan and saw strong market acceptance.
S.E.T.
Worldwide net sales of S.E.T. products for the six months ended November 30, 2013 were $309.8 million, or 19.9% of net sales, representing a 10.8% increase compared to net sales of $279.5 million, or 18.7% of net sales, during the six months ended November 30, 2012, with an 11.8% increase in the U.S. Currency fluctuations negatively impacted S.E.T. sales by 1.3% during the first and second quarters. The primary drivers of our S.E.T. sales increase were continued growth in our Comprehensive® Shoulder System including our Primary, Reverse, Fracture and S.R.S. (Segmental Revision System) products, wrist fracture systems and our JuggerKnot™ products, as well as two additional weeks of trauma sales related to the Trauma Acquisition when comparing period over period, partially offset by unfavorable foreign currency fluctuations.

Spine, Bone Healing & Microfixation
Worldwide net sales of spine, bone healing & microfixation products for the six months ended November 30, 2013 were $206.5 million, or 13.3% of net sales, representing a 2.3% decrease compared to net sales of $211.4 million, or 14.1% of net sales, for the six months ended November 30, 2012. The decrease in net sales was primarily driven by the divestiture of our bracing business, which closed on February 28, 2013, and decreased royalty revenue. These decreases were partially offset by increases due to distribution optimization efforts in spine and bone healing, increased microfixation sales and the benefit for one month of sales due to the Lanx Acquisition.

Dental
Worldwide net sales of dental products for the six months ended November 30, 2013 were $124.4 million, or 8.0% of net sales, representing a 0.2% increase compared to net sales of $124.1 million, or 8.3% of net sales, during the six months ended November 30, 2012. Dental sales in the U.S. increased 6.7%. Our sales were negatively impacted by back orders that we experienced late in the first quarter due to a packaging issue that led to a recall. We have taken corrective action and the supply issue has been eliminated going forward.
Cement, Biologics & Other
Worldwide net sales of cement, biologics & other products for the six months ended November 30, 2013 were $109.2 million, or 7.0% of net sales, representing a 2.8% increase compared to net sales of $106.4 million, or 7.0% of net sales, during the six months ended November 30, 2012. Cement product sales grew primarily due to increased sales outside the U.S., driven by strong sales of the Optipac® Pre-Packed Cement Mixing System, the Optivac® Vacuum Mixing System and StageOne™ Knee and Modular Hip Cement Spacer Molds. These increases were partially offset by a decrease in sales of autologous therapies.
Gross Profit
Gross profit for the six months ended November 30, 2013 increased to $1,034.2 million, as compared to gross profit for the six months ended November 30, 2012 of $1,033.4 million, or 66.4% and 69.0% of net sales, respectively. Gross profit as a percentage of net sales decreased 0.7% due primarily to lower average selling prices, higher depreciation on instruments and unfavorable foreign currency translation. Gross profit as a percentage of net sales decreased 1.9% attributable to product liability charges, costs of operational improvement initiatives in the plant network and the medical device tax offset by product rationalization charges in the prior year which reflected product redundancies related to the Trauma Acquisition.
Selling, General and Administrative Expense
Selling, general and administrative expense during the six months ended November 30, 2013 and 2012 was $594.6 million and $592.9 million, respectively, or 38.2% and 39.6% of net sales, respectively. Expense as a percentage of net sales decreased by 0.4% due to the leveraging of sales and marketing expenses partially offset by increased spending on direct-to-consumer advertising. Expense as a percentage of net sales decreased by 1.0% related to stock-based compensation expense and costs related to the Trauma Acquisition, partially offset by Lanx Acquisition costs.
Research and Development Expense
Research and development expense increased during the six months ended November 30, 2013 to $78.9 million, or 5.1% of net sales, from $72.2 million, or 4.8% of net sales for the six months ended November 30, 2012. An increase of 0.5% due to investments in new product development, regulatory affairs and clinical investments in both our core businesses as well as emerging technology areas was offset by a decrease of 0.2% due to lower stock-based compensation expense.
Amortization
Amortization expense for the six months ended November 30, 2013 was $150.7 million, or 9.7% of net sales, compared to $156.1 million for the six months ended November 30, 2012, or 10.4% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the third quarter of fiscal year 2013 related to our Dental Reconstructive reporting unit, partially offset by additional amortization expense related to the Lanx Acquisition.
Interest Expense
Interest expense was $193.3 million for the six months ended November 30, 2013, compared to interest expense of $222.0 million for the six months ended November 30, 2012. Interest expense was impacted by a charge of $21.8 million related to the termination of our euro-denominated interest rate swaps in connection with the refinancing of our euro-denominated debt described in “Note 7—Debt” to the condensed consolidated financial statements contained in Part I, Item I of this report. This expense was largely offset by lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013 and 2014.
Other (Income) Expense
Other (income) expense was an expense of $5.9 million for the six months ended November 30, 2013, compared to an expense of $161.5 million for the six months ended November 30, 2012. The decrease in the amount of the expense was primarily due to our recording fees related to our refinancing activities of $167.7 million in the six months ended November 30, 2012.

Provision (Benefit) from Income Taxes
The effective income tax rate was (233.3%) for the six months ended November 30, 2013, compared to 43.0% for the six months ended November 30, 2012. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, impacted the quarterly income tax provision by $(26.1) million, or (242.1%), in the six months ended November 30, 2013. Discrete items impacted the quarterly income tax provision by $(3.6) million, or 2.1%, in the six months ended November 30, 2012, primarily as a result of changes in deferred tax balances due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012.
Non-GAAP Financial Measures(1)
Adjusted Net Income
Adjusted net income increased to $207.6 million for the six months ended November 30, 2013 compared to $164.1 million for the six months ended November 30, 2012, or 13.3% and 11.0% of net sales, respectively.
Operating income increased adjusted net income by $5.7 million, but decreased 0.7% as a percentage of net sales, driven by:

•	Gross profit as a percentage of net sales decreased 0.7% due primarily to lower average selling prices, higher depreciation on instruments and unfavorable foreign currency translation.

•
Selling, general and administrative expense as a percentage of net sales decreased by 0.4% due to the leveraging of sales and marketing expenses partially offset by increased spending on direct-to-consumer advertising.

•
Research and development expense increased as a percentage of net sales by 0.5% as a result of investments in new product development, regulatory affairs and clinical investments in both our core businesses as well as emerging technology areas.

•	Amortization decreased as a percentage of net sales decreased by 0.1%.

Interest expense increased adjusted net income $50.5 million, or 3.8% as a percentage of net sales, reflecting the favorable impact of lower average interest rates on our term loans and bonds as a result of our 2013 refinancing activities.
Other (income) expense decreased adjusted net income by $5.9 million, or 0.4% as a percentage of net sales. Other (income) expense represents primarily net currency gains and losses on intercompany amounts owed between separate legal entities within the Company and such net gains were higher in the prior year.
The effective tax rate for the six months ended November 30, 2013 attributable to adjusted net income decreased to 22.0% compared to 24.0% in the prior year period reflecting an increased mix of global pre-tax income generated in lower tax jurisdictions. Income tax expense decreased adjusted net income by $6.8 million and increased as a percentage of net sales by 0.4% due to increased income before tax.
Adjusted EBITDA
Adjusted EBITDA increased to $540.1 million for the six months ended November 30, 2013 compared to $526.0 million for the six months ended November 30, 2012, or 34.7% and 35.1% of net sales, respectively.
Operating income increased adjusted net income by $5.7 million, but decreased 0.7% as a percentage of net sales.

Depreciation and amortization increased adjusted EBITDA by $8.4 million, or 0.3% as a percentage of net sales, primarily as a result of higher depreciation on instruments included in cost of sales.
(1)    See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.
Liquidity and Capital Resources
Cash Flows
The following is a summary of the cash flows by activity for the six months ended November 30, 2013 and 2012:

(in millions)	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012
Net cash from (used in):
Operating activities	$170.9	$128.6
Investing activities	(248.6)	(409.3)
Financing activities	(101.2)	(51.3)
Effect of exchange rate changes on cash	(0.5)	7.1
Change in cash and cash equivalents	$(179.4)	$(324.9)
For the Six Months Ended November 30, 2013 Compared to the Six Months Ended November 30, 2012
Our cash and cash equivalents were $176.2 million as of November 30, 2013, compared to $167.5 million as of November 30, 2012. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $66.1 million as of November 30, 2013. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.
Operating Cash Flows
Net cash provided by operating activities was $170.9 million for the six months ended November 30, 2013, compared to cash flows provided of $128.6 million for the six months ended November 30, 2012. The increase in cash from operating activities was primarily related to the $31.4 million decrease in cash paid for interest as a result of our refinancing activities in fiscal year 2013. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth.

Investing Cash Flows
Net cash used in investing activities was $248.6 million for the six months ended November 30, 2013, compared to cash used of $409.3 million for the six months ended November 30, 2012. The investing cash flow decrease was primarily due to the Trauma Acquisition purchase price of $280.0 million included in the six months ended November 30, 2012, partially offset by the Lanx Acquisition purchase price of $148.8 million included in the six months ended November 20, 2013.
Financing Cash Flows
Net cash used in financing activities was $101.2 million for the six months ended November 30, 2013, compared to cash used in financing activities of $51.3 million for the six months ended November 30, 2012. The difference was primarily related to the refinancing activities during the fiscal year 2014 and 2013. Additional cash was used for discretionary debt paydown in the six months ended November 30, 2013, partially offset by increased proceeds under revolvers in fiscal year 2014 and higher refinancing fees of $67.8 million during the six months ended November 30, 2012.

Balance Sheet Metrics
Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	November 30, 2013	May 31, 2013	November 30, 2012
Days Sales Outstanding(1)	61.7	62.7	60.3
Inventory Turns(2)	1.53	1.71	1.47

(1)	DSO is calculated by dividing the quarter-over-quarter average accounts receivable balance by the last quarter net sales multiplied by 91.25 days.

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.
We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The decrease in DSOs compared to May 31, 2013 is primarily due to seasonality factories, partially offset by the Lanx Acquisition impact. The increase in DSOs compared to November 30, 2012 was primarily due to the impact of the Lanx Acquisition and slightly slower collections & increased aging of accounts receivable in Europe.

We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns slowed compared to May 31, 2013 due largely to inventory builds to support new product launches and the Lanx Acquisition. Inventory turns were slightly higher than November 30, 2012.
Non-GAAP Disclosures
We use certain non-GAAP financial measures to evaluate our performance using information that differs from what is required under GAAP. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP.

Special Items
For the Three and Six Months Ended November 30, 2013 and 2012

	Three Months Ended November 30, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Interest expense	Other (income) expense	Total
Purchase accounting(1)	$1.6	$—	$—	$72.0	$—	$—	$73.6
Stock-based compensation(2)	0.2	3.7	0.6	—	—	—	4.5
Certain litigation(3)	18.2	5.3	—	—	—	—	23.5
Acquisition(4)	—	4.1	—	—	—	—	4.1
Operational restructuring(5)	10.0	2.6	—	—	—	—	12.6
Medical device tax(8)	6.4	—	—	—	—	—	6.4
Sponsor fee(7)	—	3.0	—	—	—	—	3.0
Special items, from operations, pre-tax	$36.4	$18.7	$0.6	$72.0	$—	$—	$127.7
Loss on extinguishment of debt(9)	—	—	—	—	—	6.6	6.6
Loss on swap liability(10)	—	—	—	—	21.8	—	21.8
Other	—	—	—	—	—	(0.4)	(0.4)
Special items, pre-tax	$36.4	$18.7	$0.6	$72.0	$21.8	$6.2	$155.7
Tax effect	—	—	—	—	—	—	33.8
Special items, after tax	$36.4	$18.7	$0.6	$72.0	$21.8	$6.2	$121.9

	Three Months Ended November 30, 2012
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Other (income) expense	Total
Purchase accounting(1)	$(0.1)	$—	$—	$74.2	$—	$74.1
Stock-based compensation(2)	0.2	6.0	1.2	—	—	7.4
Certain litigation(3)	1.5	3.3	—	—	—	4.8
Acquisition(4)	0.2	2.1	—	—	—	2.3
Operational restructuring(5)	3.3	1.9	0.2	—	—	5.4
Sponsor fee(7)	—	2.8	—	—	—	2.8
Special items, from operations	$5.1	$16.1	$1.4	$74.2	$—	$96.8
Loss on extinguishment of debt(9)	—	—	—	—	125.3	125.3
Special items, pre-tax	$5.1	$16.1	$1.4	$74.2	$125.3	$222.1
Tax effect	—	—	—	—	—	52.2
Special items, after tax	$5.1	$16.1	$1.4	$74.2	$125.3	$169.9

For the Six Months Ended November 30, 2013 and 2012

	Six Months Ended November 30, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Interest expense	Other (income) expense	Total
Purchase accounting(1)	$0.1	$—	$—	$144.3	$—	$—	$144.4
Stock-based compensation(2)	0.4	7.6	1.2	—	—	—	9.2
Certain litigation(3)	19.9	9.6	—	—	—	—	29.5
Acquisition(4)	—	4.1	—	—	—	—	4.1
Operational restructuring(5)	19.7	3.6	0.1	—	—	—	23.4
Medical device tax(8)	11.4	—	—	—	—	—	11.4
Sponsor fee(7)	—	5.4	—	—	—	—	5.4
Special items, from operations, pre-tax	$51.5	$30.3	$1.3	$144.3	$—	$—	$227.4
Loss on extinguishment of debt(9)	—	—	—	—	—	6.6	6.6
Loss on swap liability(10)	—	—	—	—	21.8	—	21.8
Other	—	—	—	—	—	(0.4)	(0.4)
Special items, pre-tax	$51.5	$30.3	$1.3	$144.3	$21.8	$6.2	$255.4
Tax effect	—	—	—	—	—	—	83.8
Special items, after tax	$51.5	$30.3	$1.3	$144.3	$21.8	$6.2	$171.6

	Six Months Ended November 30, 2012
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Other (income) expense	Total
Purchase accounting(1)	$(0.2)	$—	$—	$148.9	$—	$148.7
Stock-based compensation(2)	1.7	20.7	4.1	—	—	26.5
Certain litigation(3)	4.9	4.5	—	—	—	9.4
Acquisition(4)	1.6	7.6	—	—	—	9.2
Operational restructuring(5)	6.9	5.1	0.2	—	—	12.2
Product rationalization(6)	8.1	—	—	—	—	8.1
Sponsor fee(7)	—	5.4	—	—	—	5.4
Special items, from operations	$23.0	$43.3	$4.3	$148.9	$—	$219.5
Loss on extinguishment of debt(9)	—	—	—	—	167.7	167.7
Special items, pre-tax	$23.0	$43.3	$4.3	$148.9	$167.7	$387.2
Tax effect	—	—	—	—	—	125.4
Special items, after tax	$23.0	$43.3	$4.3	$148.9	$167.7	$261.8

(1)
Purchase accounting amortization and depreciation that is related to the Merger, Trauma Acquisition or Lanx Acquisition is excluded from non-GAAP financial measures. We further believe this information is useful to investors in that it provides period-over-period comparability.

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

(4)
We exclude acquisition-related expenses for the Trauma and Lanx Acquisitions from non-GAAP financial measures that are not reflective of our ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.

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

(10)
Loss on swap liability charges include a one-time charge to interest expense related to the termination of our euro-denominated term loans. This charge is excluded from non-GAAP financial measures per our credit agreement.

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

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012
Operating income, as reported	$113.6	$143.2	$210.0	$212.2
Special items, from operations	127.7	96.8	227.4	219.5
Depreciation and amortization from operations	52.5	48.2	102.7	94.3
Adjusted EBITDA	$293.8	$288.2	$540.1	$526

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012
Net income (loss), as reported	$4.9	$(66.2)	$36.0	$(97.7)
Special items, after tax	121.9	169.9	171.6	261.8
Net income, as adjusted	$126.8	$103.7	$207.6	$164.1
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

(in millions, except ratios)	November 30, 2013	May 31, 2013
USD term loan	$3,078.3	$2,221.1
EUR term loan	—	1,074.3
Asset based revolver	155.0	—
Consolidated senior secured debt	3,233.3	3,295.4
Cash and cash equivalents(1)	176.2	355.6
Consolidated senior secured debt net of cash and cash equivalents	$3,057.1	$2,939.8
LTM adjusted EBITDA	$1,091.4	$1,077.3
Senior secured leverage ratio(1)	2.80	2.73

(1)
Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt net of cash and cash equivalents, as defined by our credit agreement, divided by the total of the last twelve months, or “LTM,” adjusted EBITDA.

The senior secured leverage ratio increased slightly when comparing November 30, 2013 to May 31, 2013 due to a decrease in cash related to discretionary debt paydown and a draw on the asset based revolver to fund the Lanx Acquisition.

Adjusted EBITDA for the six months ended May 31, 2013, the six months ended November 30, 2013 and LTM adjusted EBITDA November 30, 2013 are calculated as follows:

(in millions)	Six Months Ended May 31, 2013(1)	Six Months Ended November 30, 2013	LTM adjusted EBITDA November 30, 2013
Operating income (loss)	$(376.7)	$210.0	$(166.7)
Depreciation and amortization	258.7	247.1	505.8
Stock-based compensation(3)	13.1	9.2	22.3
Certain litigation(3)	48.5	29.5	78.0
Acquisition(3)	3.0	4.1	7.1
Operational restructuring(3)	12.8	23.4	36.2
Product rationalization(3)	14.6	—	14.6
Medical device tax(3)	4.3	11.4	15.7
Sponsor fee(3)	5.6	5.4	11.0
Asset impairment(2)	567.4	—	567.4
Adjusted EBITDA	$551.3	$540.1	$1,091.4

(1)	The six months ended May 31, 2013 shows the activity from December 1, 2012 to May 31, 2013.

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
Other Liquidity Information
We have issued notes, entered into senior secured credit facilities, including term loan facilities, cash flow revolving credit facilities and an asset-based revolving credit facility, all in connection with the Merger and the refinancing activities detailed in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report, all of which are primarily classified as long-term obligations. As of November 30, 2013, we had an outstanding loan in China which we refer to as the “China Facility.” As of November 30, 2013, we had $3.3 million in outstanding borrowings under our China Facility, which has an available line of $20.0 million. There were no borrowings under our cash flow revolving credit facilities and $155.0 million outstanding under our asset-based revolving credit facility as of November 30, 2013. Our term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions that occurred on or after August 2, 2012 pursuant to the restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. As of November 30, 2013, required principal payments of $30.9 million are due within the next twelve months related to our senior secured term loan facilities.
Our revolving borrowing base available under all debt facilities at November 30, 2013 was $633.3 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $155.0 million and $3.3 million under the asset-based revolving credit facility and the China facility, respectively.
We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs, capital expenditures and to service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and regulatory changes in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives. See “Risk Factors—Risks Related to Our Indebtedness and the Notes” included in our Annual Report on Form 10-K.

Contractual Obligations
Summarized in the table below are our long-term obligations and commitments as of November 30, 2013. We have issued notes, entered into senior secured credit facilities, including term loan facilities and cash flow revolving credit facilities, and an asset-based revolving facility, all of which are primarily classified as long-term obligations. There were borrowings of $155.0 million outstanding under our asset-based revolving facility as of November 30, 2013. As of November 30, 2013, required principal payments of $30.9 million were due within the next twelve months. Our term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments.
Our revolving borrowing base available under all debt facilities at November 30, 2013 was $633.3 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $155.0 million and $3.3 million under the asset-based revolving credit facility and the China facility, respectively.

(in millions)	Total	2014	2015 and 2016	2017 and 2018	2019 and Thereafter
Contractual obligations(1)
Projected future pension benefit payments	$51.6	$3.9	$8.9	$9.2	$29.6
Long-term debt (including current maturities)	5,896.8	18.8	162.8	3,055.0	2,660.2
Interest payments(2)	1,914.4	348.0	612.2	513.3	440.9
Material purchase commitments	109.4	47.1	32.8	12.0	17.5
Total contractual obligations	$7,972.2	$417.8	$816.7	$3,589.5	$3,148.2

(1)    The total amounts of capital lease obligations and operating lease obligations are not significant.

(2)	Our floating interest rates are held constant for future periods using current floating rates as of November 30, 2013. Amounts include the effect of interest rate swaps currently in place.
In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at November 30, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $78.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
See Note 7 to our audited financial statements included in our Annual Report on Form 10-K for more information on our debt agreements and credit facilities.
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
The results of operations for the six months ended November 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2014 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s 2013 Form 10-K and in this Quarterly Report on Form 10-Q. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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
Item 4. Controls and Procedures.
Management’s evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2013. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet and LVB’s disclosure controls and procedures were effective as of November 30, 2013.
Changes in internal control over financial reporting
There were no changes in Biomet or LVB’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information with respect to legal proceedings can be found in Note 16, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 8, Note 16 of the Company’s 2013 Form 10-K.

Item 1A.	Risk Factors
As of November 30, 2013, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s 2013 Form 10-K and Part II, Item 1A. in the Company’s Form 10-Q filed on October 11, 2013.

Item 6.	Exhibits.
(a) Exhibits. See Index to Exhibits.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
LVB ACQUISITION, INC.
BIOMET, INC.

Date:	January 14, 2014	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date:	January 14, 2014	By:	/S/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document