Form 10-Q
period 2014-02-28
LVB Acquisition, Inc.; BIOMET INC
filed 2014-04-07
CIK 1402366, 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014.

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

LVB ACQUISITION, INC.        Yes  ☐    No  ☑

BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of March 31, 2014:

LVB ACQUISITION, INC.              552,401,196 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of February 28, 2014 and May 31, 2013	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended February 28, 2014 and 2013	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2014 and 2013	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of February 28, 2014 and May 31, 2013	7
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended February 28, 2014 and 2013	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2014 and 2013	9
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
	Item 4.	Controls and Procedures	60

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	61
	Item 1A.	Risk Factors	61
	Item 6.	Exhibits	81

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

Item 1.	Condensed Consolidated Financial Statements.
LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	February 28, 2014	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$212.4	$355.6
Accounts receivable, less allowance for doubtful accounts receivables of $32.7 ($33.5 at May 31, 2013)	582.9	531.8
Inventories	684.4	624.0
Deferred income taxes	151.6	119.9
Prepaid expenses and other	135.0	141.3
Total current assets	1,766.3	1,772.6
Property, plant and equipment, net	690.9	665.2
Investments	27.0	23.0
Intangible assets, net	3,458.8	3,630.2
Goodwill	3,656.8	3,600.9
Other assets	97.0	102.8
Total assets	$9,696.8	$9,794.7
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$33.2	$40.3
Accounts payable	105.1	111.5
Accrued interest	35.4	56.2
Accrued wages and commissions	149.9	150.1
Other accrued expenses	320.8	206.0
Total current liabilities	644.4	564.1
Long-term liabilities:
Long-term debt, net of current portion	5,798.5	5,926.1
Deferred income taxes	1,058.4	1,129.8
Other long-term liabilities	194.6	206.1
Total liabilities	7,695.9	7,826.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,401,196 and 552,359,416 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,676.2	5,662.0
Accumulated deficit	(3,722.9)	(3,693.0)
Accumulated other comprehensive income (loss)	42.1	(5.9)
Total shareholders’ equity	2,000.9	1,968.6
Total liabilities and shareholders’ equity	$9,696.8	$9,794.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended		(Unaudited) For the Nine Months Ended
	February 28, 2014	February 28, 2013(1)	February 28, 2014	February 28, 2013(1)
Net sales	$822.5	$771.5	$2,378.9	$2,269.0
Cost of sales	326.9	238.5	790.0	646.7
Gross profit	495.6	533.0	1,588.9	1,622.3
Selling, general and administrative expense	366.4	327.2	1,020.1	976.0
Research and development expense	42.5	35.0	121.4	107.2
Amortization	86.5	74.1	237.2	230.2
Goodwill impairment charge	—	233.0	—	233.0
Intangible assets impairment charge	—	101.1	—	101.1
Operating income	0.2	(237.4)	210.2	(25.2)
Interest expense	81.1	88.8	274.4	310.8
Other (income) expense	(0.5)	10.9	5.4	172.4
Other expense, net	80.6	99.7	279.8	483.2
Income (loss) before income taxes	(80.4)	(337.1)	(69.6)	(508.4)
Provision (benefit) from income taxes	(14.5)	(32.6)	(39.7)	(106.2)
Net income (loss)	(65.9)	(304.5)	(29.9)	(402.2)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	1.1	1.5	2.4	3.6
Interest rate swap unrealized gains (losses)	3.4	6.6	25.7	5.9
Foreign currency related gains (losses)	(11.4)	(63.9)	20.3	(56.2)
Unrecognized actuarial gains (losses)	(0.4)	0.3	(0.4)	—
Other comprehensive income (loss)	(7.3)	(55.5)	48.0	(46.7)
Comprehensive income (loss)	$(73.2)	$(360.0)	$18.1	$(448.9)

(1)	Certain amounts have been reclassified to conform to the current presentation. See Note 1 to the condensed consolidated financial statements for a description of the reclassification.
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Nine Months Ended
	February 28, 2014	February 28, 2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$(29.9)	$(402.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	378.4	364.8
Amortization and write off of deferred financing costs	18.6	27.3
Stock-based compensation expense	13.6	32.3
Loss on extinguishment of debt	—	155.2
Recovery of doubtful accounts receivable	—	(0.4)
Realized gain on investments	—	(0.2)
Goodwill and intangible assets impairment charge	—	334.1
Deferred income taxes	(126.5)	(165.4)
Other	(6.2)	5.9
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(30.9)	(53.1)
Inventories	(18.8)	(33.6)
Prepaid expenses	4.4	(7.9)
Accounts payable	(18.2)	(28.0)
Income taxes	18.8	5.5
Accrued interest	(20.9)	(12.6)
Accrued expenses and other	143.2	52.1
Net cash provided by operating activities	325.6	273.8
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	19.0	5.5
Purchases of investments	(19.8)	(6.4)
Net proceeds from sale of assets	0.8	14.0
Capital expenditures	(158.8)	(149.7)
Acquisitions, net of cash acquired - 2012 Trauma Acquisition	—	(280.0)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	(148.8)	—
Other acquisitions, net of cash acquired	(1.3)	(17.2)
Net cash used in investing activities	(308.9)	(433.8)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(2.3)	(1.0)
Payments under senior secured credit facilities	(22.6)	(25.2)
Proceeds under revolvers	159.3	80.0
Payments under revolvers	(63.0)	(80.0)
Proceeds from senior notes due 2020 and term loans	870.5	3,396.2
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	(3,423.0)
Payment of fees related to refinancing activities	(15.5)	(77.8)
Equity:
Option exercises	0.6	—
Repurchase of LVB Acquisition, Inc. shares	—	(0.1)
Net cash used in financing activities	(164.6)	(130.9)
Effect of exchange rate changes on cash	4.7	15.9
Increase (decrease) in cash and cash equivalents	(143.2)	(275.0)
Cash and cash equivalents, beginning of period	355.6	492.4
Cash and cash equivalents, end of period	$212.4	$217.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$287.0	$315.5
Income taxes	$69.7	$49.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	February 28, 2014	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$212.4	$355.6
Accounts receivable, less allowance for doubtful accounts receivables of $32.7 ($33.5 at May 31, 2013)	582.9	531.8
Inventories	684.4	624.0
Deferred income taxes	151.6	119.9
Prepaid expenses and other	135.0	141.3
Total current assets	1,766.3	1,772.6
Property, plant and equipment, net	690.9	665.2
Investments	27.0	23.0
Intangible assets, net	3,458.8	3,630.2
Goodwill	3,656.8	3,600.9
Other assets	97.0	102.8
Total assets	$9,696.8	$9,794.7
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.2	$40.3
Accounts payable	105.1	111.5
Accrued interest	35.4	56.2
Accrued wages and commissions	149.9	150.1
Other accrued expenses	320.8	206.0
Total current liabilities	644.4	564.1
Long-term liabilities:
Long-term debt, net of current portion	5,798.5	5,926.1
Deferred income taxes	1,058.4	1,129.8
Other long-term liabilities	194.6	206.1
Total liabilities	7,695.9	7,826.1
Commitments and contingencies
Shareholder’s equity:
Common stock, without par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,681.7	5,667.5
Accumulated deficit	(3,722.9)	(3,693.0)
Accumulated other comprehensive income (loss)	42.1	(5.9)
Total shareholder’s equity	2,000.9	1,968.6
Total liabilities and shareholder’s equity	$9,696.8	$9,794.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended		(Unaudited) For the Nine Months Ended
	February 28, 2014	February 28, 2013(1)	February 28, 2014	February 28, 2013(1)
Net sales	$822.5	$771.5	$2,378.9	$2,269.0
Cost of sales	326.9	238.5	790.0	646.7
Gross profit	495.6	533.0	1,588.9	1,622.3
Selling, general and administrative expense	366.4	327.2	1,020.1	976.0
Research and development expense	42.5	35.0	121.4	107.2
Amortization	86.5	74.1	237.2	230.2
Goodwill impairment charge	—	233.0	—	233.0
Intangible assets impairment charge	—	101.1	—	101.1
Operating income	0.2	(237.4)	210.2	(25.2)
Interest expense	81.1	88.8	274.4	310.8
Other (income) expense	(0.5)	10.9	5.4	172.4
Other expense, net	80.6	99.7	279.8	483.2
Income (loss) before income taxes	(80.4)	(337.1)	(69.6)	(508.4)
Provision (benefit) from income taxes	(14.5)	(32.6)	(39.7)	(106.2)
Net income (loss)	(65.9)	(304.5)	(29.9)	(402.2)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	1.1	1.5	2.4	3.6
Interest rate swap unrealized gains (losses)	3.4	6.6	25.7	5.9
Foreign currency related gains (losses)	(11.4)	(63.9)	20.3	(56.2)
Unrecognized actuarial gains (losses)	(0.4)	0.3	(0.4)	—
Other comprehensive income (loss)	(7.3)	(55.5)	48.0	(46.7)
Comprehensive income (loss)	$(73.2)	$(360.0)	$18.1	$(448.9)

(1)	Certain amounts have been reclassified to conform to the current presentation. See Note 1 to the condensed consolidated financial statements for a description of the reclassification.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Nine Months Ended
	February 28, 2014	February 28, 2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$(29.9)	$(402.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	378.4	364.8
Amortization and write off of deferred financing costs	18.6	27.3
Stock-based compensation expense	13.6	32.3
Loss on extinguishment of debt	—	155.2
Recovery of doubtful accounts receivable	—	(0.4)
Realized gain on investments	—	(0.2)
Goodwill and intangible assets impairment charge	—	334.1
Deferred income taxes	(126.5)	(165.4)
Other	(6.2)	5.9
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(30.9)	(53.1)
Inventories	(18.8)	(33.6)
Prepaid expenses	4.4	(7.9)
Accounts payable	(18.2)	(28.0)
Income taxes	18.8	5.5
Accrued interest	(20.9)	(12.6)
Accrued expenses and other	143.2	52.1
Net cash provided by operating activities	325.6	273.8
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	19.0	5.5
Purchases of investments	(19.8)	(6.4)
Net proceeds from sale of assets	0.8	14.0
Capital expenditures	(158.8)	(149.7)
Acquisitions, net of cash acquired - 2012 Trauma Acquisition	—	(280.0)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	(148.8)	—
Other acquisitions, net of cash acquired	(1.3)	(17.2)
Net cash used in investing activities	(308.9)	(433.8)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(2.3)	(1.0)
Payments under senior secured credit facilities	(22.6)	(25.2)
Proceeds under revolvers	159.3	80.0
Payments under revolvers	(63.0)	(80.0)
Proceeds from senior notes due 2020 and term loans	870.5	3,396.2
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	(3,423.0)
Payment of fees related to refinancing activities	(15.5)	(77.8)
Equity:
Option exercises	0.6	—
Repurchase of LVB Acquisition, Inc. shares	—	(0.1)
Net cash used in financing activities	(164.6)	(130.9)
Effect of exchange rate changes on cash	4.7	15.9
Increase (decrease) in cash and cash equivalents	(143.2)	(275.0)
Cash and cash equivalents, beginning of period	355.6	492.4
Cash and cash equivalents, end of period	$212.4	$217.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$287.0	$315.5
Income taxes	$69.7	$49.0

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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and nine months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (the “2013 Form 10-K”).
The May 31, 2013 condensed consolidated balances have been derived from the audited financial statements included in the 2013 Form 10-K.

Instruments—Instrument depreciation was reclassified from cost of sales to selling, general and administrative expense, as instruments are currently used as selling tools as the instrumentation is used in conjunction with implantation of the Company’s products. This reclassification was also made to conform the Company’s classification of instrument depreciation to industry practice. The Company reclassified $33.4 million and $89.4 million for the three and nine months ended February 28, 2013, respectively.
Legal Fees—Legal fees are charged to expense and are not accrued based on specific cases.
Recent Accounting Pronouncements

Comprehensive Income—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this ASU in the second quarter of fiscal 2014. The provisions of ASU 2013-02 did not have a material impact on its financial position, results of operations or cash flows.

Income Taxes—In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact this ASU will have on its financial position, results of operations and cash flows.

Note 2—Acquisitions.
2013 Spine Acquisition
On October 5, 2013, the Company and its wholly-owned subsidiaries EBI Holdings, LLC, a Delaware limited liability company (“EBI”), and LNX Acquisition, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lanx, Inc., a Delaware corporation (“Lanx”). On October 31, 2013, Merger Sub merged with and into Lanx and the separate corporate existence of Merger Sub ceased (the “Merger”). Upon the consummation of the Merger, Lanx became a wholly-owned subsidiary of EBI and the Company (“2013 Spine Acquisition”). As of November 1, 2013, the activities of Lanx were included in the Company’s consolidated results. The aggregate purchase price for the acquisition was approximately $150.8 million on a debt-free basis. The Company acquired Lanx to strengthen its spine product portfolio, as well as integrate and focus its distribution network to grow the spine business.
The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. As of February 28, 2014, the Company recorded a preliminary allocation of the purchase price to acquired tangible and identifiable intangible assets and liabilities assumed based on their fair value at the initial acquisition date. The Company is in the process of obtaining valuations of certain tangible and intangible assets and determining certain employee liabilities. The Company expects to complete the purchase price allocation in fiscal year 2014 after all valuations have been finalized.
The following table summarizes the preliminary purchase price allocation:

(in millions)
Cash	$2.0
Accounts receivable	16.5
Inventory	24.8
Prepaid expenses and other	11.0
Instruments	9.9
Other property, plant and equipment	2.1
Deferred tax liability	(28.0)
Other liabilities assumed	(20.7)
Intangible assets	59.4
Goodwill	73.8
Preliminary purchase price	$150.8
The results of operations of the business have been included subsequent to the October 31, 2013 closing date in the accompanying condensed consolidated financial statements. Acquisition-related costs for the three and nine months ended February 28, 2014 were $10.4 million and $14.5 million, respectively, and are recorded in cost of sales and selling, general and administrative expenses. The intangible assets are allocated to core technology, product trade names and customer relationships. The goodwill arising from the acquisition consists largely of the synergies and economies of scale from combining operations as well as the value of the workforce. All of the intangible assets and goodwill were assigned to the spine and bone healing reporting unit. The goodwill value is not expected to be tax deductible.
The amounts of net sales and net loss of Lanx included in the Company’s condensed consolidated statement of operations from the acquisition date of October 31, 2013 to the period ended February 28, 2014 is as follows:

(in millions)	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2014
Net sales	$17.1	$23.2
Net loss	$(8.0)	$(10.6)
The following pro forma financial information summarizes the combined results of Biomet and Lanx, which assumes that they were combined as of the beginning of the Company’s fiscal year 2013.
The unaudited pro forma financial information for the combined entity is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net sales	$822.5	$791.7	$2,417.8	$2,333.4
Net income (loss)	$(51.0)	$(307.3)	$(15.4)	$(413.0)
Pro forma adjustments have been made to the historical financial statements to account for those items directly attributable to the transaction and to include only adjustments which have a continuing impact. Pro forma adjustments include the incremental amortization and depreciation of assets of $1.9 million for the nine months ended February 28, 2014 and $1.2 million and $3.5 million for the three and nine months ended February 28, 2013, respectively. The pro forma financial statements also reflect the elimination of $10.4 million and $14.5 million for the three and nine months ended February 28, 2014, respectively, of transaction costs directly attributable to the acquisition. Adjustments reflect the elimination of the historical interest expense of Lanx as the transaction was a debt-free transaction. All pro forma adjustments were calculated with no tax impact due to the historical and acquired net operating losses.
2012 Trauma Acquisition
On May 24, 2012, DePuy Orthopaedics, Inc. accepted the Company’s binding offer to purchase certain assets representing substantially all of DePuy’s worldwide trauma business (the “2012 Trauma Acquisition”), which involves researching, developing, manufacturing, marketing, distributing and selling products to treat certain bone fractures or deformities in the human body, including certain intellectual property assets, and to assume certain liabilities, for approximately $280.0 million in cash. The Company acquired the DePuy worldwide trauma business to strengthen its trauma business and to continue to build a stronger presence in the global trauma market. On June 15, 2012, the Company announced the initial closing of the transaction. During the first and second quarters of fiscal year 2013, subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012.
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
The results of operations of the business have been included subsequent to the respective country closing dates in the accompanying condensed consolidated financial statements. Acquisition-related costs for the three and nine months ended February 28, 2013 were $1.1 million and $10.3 million, respectively, and are recorded in cost of sales and selling, general and administrative expenses. The goodwill value is not tax deductible.
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

Note 3—Inventories.
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	February 28, 2014	May 31, 2013
Raw materials	$79.0	$78.8
Work-in-process	57.4	44.7
Finished goods	548.0	500.5
Inventories	$684.4	$624.0

Note 4—Property, Plant and Equipment.
Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Depreciation of instruments is included within selling, general and administrative expense. Related maintenance and repairs are expensed as incurred.

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
Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	February 28, 2014	May 31, 2013
Land and land improvements	$40.7	$40.5
Buildings and leasehold improvements	115.5	106.3
Machinery and equipment	400.1	375.4
Instruments	801.3	710.5
Construction in progress	61.3	48.8
Total property, plant and equipment	1,418.9	1,281.5
Accumulated depreciation	(728.0)	(616.3)
Total property, plant and equipment, net	$690.9	$665.2

The Company recorded depreciation expense of $49.7 million and $48.6 million for the three months ended February 28, 2014 and 2013, respectively, and $141.5 million and $134.6 million for the nine months ended February 28, 2014 and 2013, respectively.

Note 5—Investments.
At February 28, 2014, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.5	$(0.2)	$0.5
Time deposit	15.9	1.1	—	17.0
Greek bonds	1.1	6.6	—	7.7
Total available-for-sale investments	$17.2	$8.2	$(0.2)	$25.2

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$1.6	$0.2	$—	$1.8
Total trading investments	$1.6	$0.2	$—	$1.8

At May 31, 2013, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.2	$—	$0.4
Time deposit	15.9	0.1	—	16.0
Greek bonds	1.1	4.5	—	5.6
Total available-for-sale investments	$17.2	$4.8	$—	$22.0

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.8	$0.2	$—	$1.0
Total trading investments	$0.8	$0.2	$—	$1.0
The Company recorded proceeds on the sales/maturities of investments of $19.0 million for the nine months ended February 28, 2014, and no proceeds during the three months ended February 28, 2014 and $5.5 million for the three and nine months ended February 28, 2013. The Company purchased investments of $0.2 million during the three months ended February 28, 2014, with no purchases during the three months ended February 28, 2013 and $19.8 million and $6.4 million during the nine months ended February 28, 2014 and 2013, respectively.
The Company holds Greek bonds which are designated as available-for-sale securities. The bonds have maturities ranging from 9 to 28 years. As of February 28, 2014, the face value of the bonds was $11.7 million.

Note 6—Goodwill and Other Intangible Assets.
The balance of goodwill as of February 28, 2014 and May 31, 2013 was $3,656.8 million and $3,600.9 million, respectively. The change in goodwill is primarily related to the $73.8 million of goodwill recorded related to the 2013 Spine Acquisition, which is described in Note 2 — Acquisitions, and foreign currency fluctuations.
The Company uses an accelerated method for amortizing customer relationship intangibles, as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization, partially offset by the 2013 Spine Acquisition.
The Company operates in one reportable segment and evaluates goodwill for impairment at the reporting unit level. The reporting units are based on the Company's current administrative organizational structure and the availability of discrete financial information.
During the third quarter of fiscal year 2013, the Company recorded a $334.1 million goodwill and definite and indefinite-lived intangible assets impairment charge related to its Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends.
The Company used the income approach, specifically the discounted cash flow method, to determine the fair value of the Dental Reconstructive reporting unit and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Company estimates the fair value of its reporting units during its annual goodwill and indefinite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the Dental Reconstructive reporting unit, the Company used assumptions about future revenue contributions and cost structures. The application of the income approach for both goodwill and intangibles requires judgment in determining a risk-adjusted discount rate at the reporting unit level. The Company based this determination on estimates of the weighted-average costs of capital of market participants. The Company performed a peer company analysis and considered the industry weighted-average return on debt and equity from a market participant perspective.
To calculate the amount of the impairment charge related to the Dental Reconstructive reporting unit, the Company allocated the reporting unit's fair value to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of the Company's Dental Reconstructive reporting unit's assets and liabilities as if the reporting units had been acquired in a business combination.
The Company determined the fair value of intangible assets using an income based approach to determine the fair value. The approach calculated the fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value was compared to the carrying value to determine if any impairment existed.
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

Intangible assets consisted of the following at February 28, 2014 and May 31, 2013:

(in millions)	February 28, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,733.3	$(548.0)	$1,185.3
Completed technology	610.1	(252.0)	358.1
Product trade names	214.4	(75.2)	139.2
Customer relationships	2,386.1	(918.1)	1,468.0
Non-compete contracts	4.6	(4.6)	—
Sub-total	4,948.5	(1,797.9)	3,150.6
Corporate trade names	308.2	—	308.2
Total	$5,256.7	$(1,797.9)	$3,458.8

(in millions)	May 31, 2013
	Gross		New			Net
	Carrying	Impairment	Carrying	Accumulated	Impairment	Carrying
	Amount	Charge	Amount	Amortization	Charge	Amount
Core technology	$1,772.6	$(39.0)	$1,733.6	$(481.1)	$4.1	$1,256.6
Completed technology	628.8	(48.5)	580.3	(254.9)	36.7	362.1
Product trade names	204.2	—	204.2	(65.9)	—	138.3
Customer relationships	2,429.5	(46.1)	2,383.4	(828.4)	9.9	1,564.9
Non-compete contracts	4.6	—	4.6	(3.8)	—	0.8
Sub-total	5,039.7	(133.6)	4,906.1	(1,634.1)	50.7	3,322.7
Corporate trade names	319.0	(11.5)	307.5	—	—	307.5
Total	$5,358.7	$(145.1)	$5,213.6	$(1,634.1)	$50.7	$3,630.2
The weighted average useful life of the intangibles at February 28, 2014 is as follows:

Weighted Average Useful Life
Core technology	15 years
Completed technology	9 years
Product trade names	13 years
Customer relationships	14 years
Non-compete contracts	1 year
Corporate trade names	Indefinite life
Expected amortization expense for the intangible assets stated above for the years ending May 31, 2014 through 2018 is $285.6 million, $278.6 million, $273.7 million, $270.0 million, and $252.6 million, respectively.

Note 7—Debt.
The terms and carrying value of each debt instrument at February 28, 2014 and May 31, 2013 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	February 28, 2014	May 31, 2013
Debt Instruments
European facility	No fixed maturity date	Interest free	EUR	€—	€1.8
				$—	$2.3
China facility	January 16, 2016	LIBOR + 2.10%	USD	$2.3	$6.0
Term loan facility B	March 25, 2015	LIBOR + 3.00%	USD	$103.5	$104.3
Term loan facility B-1	July 25, 2017	LIBOR + 3.50%	USD	$2,967.1	$2,116.8
Term loan facility B	March 25, 2015	LIBOR + 3.00%	EUR	€—	€167.8
				$—	$217.9
Term loan facility B-1	July 25, 2017	LIBOR + 4.00%	EUR	€—	€659.4
				$—	$856.4
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD	$—	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	USD	$100.0	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	EUR	€—	€—
Senior notes	August 1, 2020	6.500%	USD	$1,825.0	$1,825.0
Senior subordinated notes	October 1, 2020	6.500%	USD	$800.0	$800.0
Premium on notes				$33.8	$37.7
Total debt				$5,831.7	$5,966.4
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
The Company currently elects to use 1-month LIBOR for setting the interest rates on 94% of its U.S. dollar-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan and asset-based revolver as of February 28, 2014 was 0.16%. The 3-month LIBOR rate for the U.S. dollar-denominated term loan was 0.25% as of February 28, 2014. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. The total amount of required payments under the Company’s term loan facilities was $23.7 million for the nine months ended February 28, 2014. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns.
The Company’s revolving borrowing base available under all debt facilities at February 28, 2014 was $695.8 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $100.0 million and $2.3 million under the asset-based revolving credit facility and the China facility, respectively.
As of February 28, 2014, $5.1 million of financing fees related to the Company’s credit agreement remain in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement. Additionally, $71.7 million of new financing fees related to the refinancing referenced below are also in long-term assets and will be amortized through interest expense over the remaining lives of the new debt instruments.

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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at February 28, 2014 and May 31, 2013:

		Fair Value Measurements
	Fair Value at February 28, 2014	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$110.8	$110.8	$—	$—
Time deposits	17.0	—	17.0	—
Greek bonds	7.7	—	7.7	—
Pension plan assets	147.6	—	147.6	—
Foreign currency exchange contracts	0.9	—	0.9	—
Equity securities	2.3	2.2	—	0.1
Total assets	$286.3	$113.0	$173.2	$0.1
Liabilities:
Interest rate swaps	$22.4	$—	$22.4	$—
Foreign currency exchange contracts	0.1	—	0.1	—
Total liabilities	$22.5	$—	$22.5	$—

		Fair Value Measurements
	Fair Value at May 31, 2013	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$93.1	$93.1	$—	$—
Time deposits	31.5	—	31.5	—
Greek bonds	5.6	—	5.6	—
Pension plan assets	137.6	—	137.6	—
Foreign currency exchange contracts	0.5	—	0.5	—
Equity securities	1.4	1.3	—	0.1
Total assets	$269.7	$94.4	$175.2	$0.1
Liabilities:
Interest rate swaps	$54.1	$—	$54.1	$—
Foreign currency exchange contracts	0.6	—	0.6	—
Total liabilities	$54.7	$—	$54.7	$—
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of February 28, 2014 and May 31, 2013, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.
The estimated fair value of the Company’s long-term debt, including the current portion, at February 28, 2014 and May 31, 2013 was $6,017.9 million and $6,090.4 million, respectively, compared to carrying values of $5,831.7 million and $5,966.4 million, respectively. The fair value of the Company’s traded debt is considered Level 3 and was estimated using quoted market prices for the same or similar instruments, among other inputs. The fair value of the Company’s variable rate term debt was estimated using Bloomberg composite quotes. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
During the three and nine months ended February 28, 2013, the Company measured nonfinancial long-lived assets and liabilities at fair value in conjunction with the impairment of the dental reporting unit. The Company used the income approach to measure the fair value of the reporting unit and related intangible assets. See Note 6 for a full description of key assumptions. The inputs used in the impairment fair value analysis fall within Level 3 due to the significant unobservable inputs used to determine fair value. During the three and nine months ended February 28, 2014, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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
Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in U.S. dollars as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of February 28, 2014, the Company had a swap liability of $22.4 million, which consisted of $10.0 million short-term and $12.6 million long-term, partially offset by a $0.2 million credit valuation adjustment. As of May 31, 2013, the Company had a swap liability of $54.1 million, which consisted of $19.9 million short-term and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment.
The table below summarizes existing swap agreements at February 28, 2014 and May 31, 2013:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			February 28, 2014	May 31, 2013
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 years	EUR(1)	€200.0	September 25, 2012	September 25, 2017	—	(11.3)
5 years	EUR(1)	200.0	September 25, 2012	September 25, 2017	—	(11.1)
5 years	USD	$325.0	December 26, 2008	December 25, 2013	—	(3.8)
5 years	USD	195.0	September 25, 2009	September 25, 2014	(3.0)	(6.7)
2 years	USD	190.0	March 25, 2013	March 25, 2015	(1.3)	(1.7)
3 years	USD	270.0	December 27, 2013	September 25, 2016	(6.2)	(5.2)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(6.1)	(7.5)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(6.0)	(7.4)
Credit valuation adjustment					0.2	0.6
Total interest rate instruments					$(22.4)	$(54.1)

(1)	The euro interest rate swaps were terminated during the second quarter of fiscal year 2014.

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss). Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. Certain amounts reported in the prior year amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion) have been corrected to more accurately reflect the reclassifications and to conform to the current period presentation. The Company believes such amounts are immaterial. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the nine months ended February 28, 2014 and February 28, 2013:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationship	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$5.5	$10.7	$31.7	$9.5
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	6.2	9.0	20.5	40.4
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—	21.8	—
As of February 28, 2014, the effective interest rate, including the applicable lending margin, on 44.13% ($1,355.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 5.07% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar term loans had an effective interest rate of 3.63%. As of February 28, 2014 and May 31, 2013, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 5.38% and 6.29%, respectively.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company may enter into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of February 28, 2014, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.9 million recorded in prepaid expenses and other, and liabilities of $0.1 million recorded in other accrued expenses.

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
Accumulated other comprehensive income (loss) and the related components, net of tax, are included in the table below:

(in millions)	Unrecognized actuarial gains (losses)	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Accumulated other comprehensive income
May 31, 2013	$(10.0)	$35.5	$(34.2)	$2.8	$(5.9)
OCI before reclassifications	(0.4)	20.3	0.2	2.4	22.5
Reclassifications	—	—	25.5	—	25.5
February 28, 2014	$(10.4)	$55.8	$(8.5)	$5.2	$42.1

Reclassifications adjustments from OCI are included in the table below:

(in millions)	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013	Location on Statement of Operations
Interest rate swaps	$6.2	$9.0	$42.3	$40.4	Interest expense

The tax effects in other comprehensive income are included in the tables below:

	Three Months Ended February 28, 2014			Three Months Ended February 28, 2013
(in millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Unrecognized actuarial gains (losses)	$(0.6)	$0.2	$(0.4)	$—	$0.3	$0.3
Foreign currency translation adjustments	2.1	(13.5)	(11.4)	(73.5)	9.6	(63.9)
Unrealized gain (loss) on interest rate swaps	(0.7)	0.4	(0.3)	1.7	(0.5)	1.2
Reclassifications on interest rate swaps	6.2	(2.5)	3.7	9.0	(3.6)	5.4
Unrealized gain (loss) on available-for-sale securities	1.4	(0.3)	1.1	1.5	—	1.5
Accumulated other comprehensive income	$8.4	$(15.7)	$(7.3)	$(61.3)	$5.8	$(55.5)

	Nine Months Ended February 28, 2014			Nine Months Ended February 28, 2013
(in millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Unrecognized actuarial gains (losses)	$(0.6)	$0.2	$(0.4)	$(0.1)	$0.1	$—
Foreign currency translation adjustments	20.3	—	20.3	(62.1)	5.9	(56.2)
Unrealized gain (loss) on interest rate swaps	(10.6)	10.8	0.2	(30.9)	12.4	(18.5)
Reclassifications on interest rate swaps	42.3	(16.8)	25.5	40.4	(16.0)	24.4
Unrealized gain (loss) on available-for-sale securities	4.1	(1.7)	2.4	3.7	(0.1)	3.6
Accumulated other comprehensive income	$55.5	$(7.5)	$48.0	$(49.0)	$2.3	$(46.7)

Note 11—Stock-based Compensation and Stock Plans.
The Company expenses all stock-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units or (“RSUs”), based on the grant date fair value over the required award service period using the graded vesting attribution method. As the Company’s common stock is not currently traded on a national securities exchange, the fair market value of the Company’s common shares is determined by the Compensation Committee. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Stock-based compensation expense recognized was $5.5 million and $5.8 million for the three months ended February 28, 2014 and 2013, respectively, and $14.7 million and $32.3 million for the nine months ended February 28, 2014 and 2013, respectively. The decrease in the expense was related to the fiscal year 2013 modification that is described below.
On July 2, 2012, LVB launched a tender offer to eligible employees to exchange all of the stock options and RSUs held by such employees for new stock options and RSUs. Following the expiration of the tender offer on July 30, 2012, LVB accepted for exchange eligible options to purchase an aggregate of 29,821,500 shares of common stock of LVB and eligible RSUs underlying an aggregate of 3,665,000 shares of common stock of LVB. In accordance with the terms and conditions of the tender offer, on July 31, 2012, LVB granted 29,821,500 new options and 10,795,000 new RSUs in exchange for the cancellation of such tendered options and RSUs.
The objective of the tender offer was to provide employees who elected to participate with new options and new RSUs, the terms of which preserve the original incentive effect of the Company’s equity incentive programs in light of market and industry-wide economic conditions. The terms of the new stock options differed in respect to the tendered options principally with respect to:

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

The terms of the new RSUs are different from the tendered RSUs with respect to the vesting schedule, performance conditions and settlement. The new RSUs are granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged RSUs, the new RSUs do not vest in full on May 31, 2016 regardless of satisfaction of the vesting conditions. In addition, following the termination of employment with the Company, new RSUs, whether vested or unvested, will be forfeited if such employee provides services to any competitor of the Company. In addition, participants holding new RSUs received new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based RSU. Vested management dividend awards are paid by cash distributions promptly following each anniversary of the grant date until the earlier of an initial public offering of the Company or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited. The new RSUs were granted under the Company’s 2012 Restricted Stock Unit Plan, which was adopted by LVB on July 31, 2012. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the Company’s 2012 Restricted Stock Unit Plan is 14,000,000, subject to adjustment as described in the Plan. The management dividend awards are accounted for as liabilities.

On March 27, 2013, the Compensation Committee of LVB approved and adopted an amended LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan. The amendment permits certain participants in the Plan to be eligible to elect to receive a cash award with respect to their vested time-based RSUs subject to certain conditions, including the satisfaction of certain Company performance thresholds with respect to Adjusted EBITDA and unlevered free cash flow. To the extent the Company performance conditions have been satisfied for the applicable fiscal year, eligible participants will be entitled to elect to receive a cash award based on the fair market value of the Parent’s common stock on the first day of the applicable election period, payable in three installments over a two-year period, with respect to their vested time-based RSUs and such vested time-based RSU will be forfeited upon such election. Payment of the cash award is subject to the participants’ continued employment through the payment date (other than with respect to a termination by the Company without cause).
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
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, the Netherlands, Spain, the United Kingdom and the United States. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2010.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of February 28, 2014, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.
The Company’s effective income tax rates were 17.9% and 56.9% for the three and nine months ended February 28, 2014, respectively, compared to 9.6% and 20.9% for the three and nine months ended February 28, 2013, respectively. Primary factors in determining the effective tax rates include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of the Company’s foreign operations. The effective tax rates for the three and nine months ended February 28, 2013 were also impacted by a non-deductible goodwill impairment charge of $233.0 million, which was treated as a non-deductible permanent difference and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, finalization of the 2012 income tax returns, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, impacted the income tax provision by $3.2 million and $(22.8) million, or (4.0)% and 32.8%, in the three and nine months ended February 28, 2014, respectively. Discrete items impacted the income tax provision by ($30.3) million and $(34.0) million, or 9.0% and 6.7%, in the three and nine months ended February 28, 2013, respectively, primarily as a result of the tax benefit associated with the reduction of net deferred tax liabilities due to the impairment of intangible assets, as well as the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012 and finalization of the 2011 income tax returns.

Note 13—Segment Reporting.
The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of knees; hips; sports, extremities and trauma (“S.E.T.”); spine, bone healing and microfixation; dental; and cement, biologics and other products. Other products consist primarily of general instruments and operating room supplies. The Company operates in various geographies. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, Latin America and the Asia Pacific region.
Net sales by product category for the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2014	February 28, 2013(1)	February 28, 2014	February 28, 2013(1)
Net sales by product:
Knees	$254.2	$234.7	$743.3	$699.8
Hips	162.9	158.5	480.3	469.5
S.E.T.	169.0	161.4	478.8	440.9
Spine, Bone Healing and Microfixation	115.9	99.6	322.4	311.0
Dental	64.4	64.4	188.8	188.5
Cement, Biologics and Other	56.1	52.9	165.3	159.3
Total	$822.5	$771.5	$2,378.9	$2,269.0

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how the Company presently manages and markets its products.

Net sales by geography for the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net sales by geography:
United States	$508.9	$472.9	$1,471.9	$1,395.9
Europe	199.8	184.7	563.1	521.5
International(1)	113.8	113.9	343.9	351.6
Total	$822.5	$771.5	$2,378.9	$2,269.0

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.
Long-term assets by geography as of February 28, 2014 and May 31, 2013 were as follows:

(in millions)	February 28, 2014	May 31, 2013
Long-term assets(1) by geography:
United States	$369.3	$336.8
Europe	247.9	255.7
International	73.7	72.7
Total	$690.9	$665.2

(1)	Defined as property, plant and equipment.
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

The following financial information presents the composition of the combined guarantor subsidiaries:
CONDENSED CONSOLIDATING BALANCE SHEETS

	February 28, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$30.6	$181.8	$—	$212.4
Accounts receivable, net	—	298.9	284.0	—	582.9
Inventories, net	—	356.5	327.9	—	684.4
Deferred income taxes	—	114.5	37.1	—	151.6
Prepaid expenses and other	—	63.6	71.4	—	135.0
Total current assets	—	864.1	902.2	—	1,766.3
Property, plant and equipment, net	—	382.1	308.8	—	690.9
Investments	—	11.8	15.2	—	27.0
Investment in subsidiaries	7,865.8	—	—	(7,865.8)	—
Intangible assets, net	—	2,754.6	704.2	—	3,458.8
Goodwill	—	3,178.1	478.7	—	3,656.8
Other assets	—	85.6	11.4	—	97.0
Total assets	$7,865.8	$7,276.3	$2,420.5	$(7,865.8)	$9,696.8
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$31.0	$—	$2.2	$—	$33.2
Accounts payable	—	60.3	44.8	—	105.1
Accrued interest	35.4	—	—	—	35.4
Accrued wages and commissions	—	82.7	67.2	—	149.9
Other accrued expenses	—	244.3	76.5	—	320.8
Total current liabilities	66.4	387.3	190.7	—	644.4
Long-term debt	5,798.5	—	—	—	5,798.5
Deferred income taxes	—	819.6	238.8	—	1,058.4
Other long-term liabilities	—	124.3	70.3	—	194.6
Total liabilities	5,864.9	1,331.2	499.8	—	7,695.9
Shareholder’s equity	2,000.9	5,945.1	1,920.7	(7,865.8)	2,000.9
Total liabilities and shareholder’s equity	$7,865.8	$7,276.3	$2,420.5	$(7,865.8)	$9,696.8

	May 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$35.3	$320.3	$—	$355.6
Accounts receivable, net	—	254.1	277.7	—	531.8
Inventories	—	286.9	337.1	—	624.0
Deferred income taxes	—	78.3	41.6	—	119.9
Prepaid expenses and other	—	73.7	67.6	—	141.3
Total current assets	—	728.3	1,044.3	—	1,772.6
Property, plant and equipment, net	—	350.1	315.1	—	665.2
Investments	—	10.9	12.1	—	23.0
Investment in subsidiaries	7,982.8	—	—	(7,982.8)	—
Intangible assets, net	—	2,890.4	739.8	—	3,630.2
Goodwill	—	3,104.0	496.9	—	3,600.9
Other assets	—	88.9	13.9	—	102.8
Total assets	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.3	$—	$7.0	$—	$40.3
Accounts payable	—	63.8	47.7	—	111.5
Accrued interest	56.1	—	0.1	—	56.2
Accrued wages and commissions	—	82.1	68.0	—	150.1
Other accrued expenses	—	141.7	64.3	—	206.0
Total current liabilities	89.4	287.6	187.1	—	564.1
Long-term debt	5,924.8	—	1.3	—	5,926.1
Deferred income taxes	—	942.0	187.8	—	1,129.8
Other long-term liabilities	—	142.9	63.2	—	206.1
Total liabilities	6,014.2	1,372.5	439.4	—	7,826.1
Shareholder’s equity	1,968.6	5,800.1	2,182.7	(7,982.8)	1,968.6
Total liabilities and shareholder’s equity	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended February 28, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$527.6	$294.9	$—	$822.5
Cost of sales	—	272.4	54.5	—	326.9
Gross profit	—	255.2	240.4	—	495.6
Selling, general and administrative expense	—	238.3	128.1	—	366.4
Research and development expense	—	31.3	11.2	—	42.5
Amortization	—	73.0	13.5	—	86.5
Operating income	—	(87.4)	87.6	—	0.2
Other (income) expense, net	78.5	(0.6)	2.7	—	80.6
Income (loss) before income taxes	(78.5)	(86.8)	84.9	—	(80.4)
Tax expense (benefit)	(29.8)	(33.1)	48.4	—	(14.5)
Equity in earnings of subsidiaries	(17.2)	—	—	17.2	—
Net income (loss)	$(65.9)	$(53.7)	$36.5	$17.2	$(65.9)
Other comprehensive income (loss)	$3.4	$—	$(10.7)	$—	$(7.3)
Total comprehensive income (loss)	$(62.5)	$(53.7)	$25.8	$17.2	$(73.2)

	Three Months Ended February 28, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$487.3	$284.2	$—	$771.5
Cost of sales	—	191.0	47.5	—	238.5
Gross profit	—	296.3	236.7	—	533.0
Selling, general and administrative expense	—	205.2	122.0	—	327.2
Research and development expense	—	25.5	9.5	—	35.0
Amortization	—	66.0	8.1	—	74.1
Goodwill impairment charge	—	167.9	65.1	—	233.0
Intangible assets impairment charge	—	101.1	—	—	101.1
Operating income (loss)	—	(269.4)	32.0	—	(237.4)
Other (income) expense, net	90.7	4.3	4.7	—	99.7
Income (loss) before income taxes	(90.7)	(273.7)	27.3	—	(337.1)
Tax expense (benefit)	(34.5)	(127.3)	129.2	—	(32.6)
Equity in earnings of subsidiaries	(248.3)	—	—	248.3	—
Net income (loss)	$(304.5)	$(146.4)	$(101.9)	$248.3	$(304.5)
Other comprehensive income (loss)	$6.6	$—	$(62.1)	$—	$(55.5)
Total comprehensive income (loss)	$(297.9)	$(146.4)	$(164.0)	$248.3	$(360.0)

	Nine Months Ended February 28, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,519.6	$859.3	$—	$2,378.9
Cost of sales	—	671.4	118.6	—	790.0
Gross profit	—	848.2	740.7	—	1,588.9
Selling, general and administrative expense	—	645.0	375.1	—	1,020.1
Research and development expense	—	89.5	31.9	—	121.4
Amortization	—	196.1	41.1	—	237.2
Operating income (loss)	—	(82.4)	292.6	—	210.2
Other (income) expense, net	276.4	(4.1)	7.5	—	279.8
Income (loss) before income taxes	(276.4)	(78.3)	285.1	—	(69.6)
Tax expense (benefit)	(105.0)	(29.8)	95.1	—	(39.7)
Equity in earnings of subsidiaries	141.5	—	—	(141.5)	—
Net income (loss)	$(29.9)	$(48.5)	$190.0	$(141.5)	$(29.9)
Other comprehensive income (loss)	$25.7	$—	$22.3	$—	$48.0
Total comprehensive income (loss)	$(4.2)	$(48.5)	$212.3	$(141.5)	$18.1

	Nine Months Ended February 28, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,438.6	$830.4	$—	$2,269.0
Cost of sales	—	509.1	137.6	—	646.7
Gross profit	—	929.5	692.8	—	1,622.3
Selling, general and administrative expense	—	610.2	365.8	—	976.0
Research and development expense	—	80.0	27.2	—	107.2
Amortization	—	198.6	31.6	—	230.2
Goodwill impairment charge	—	167.9	65.1	—	233.0
Intangible assets impairment charge	—	101.1	—	—	101.1
Operating income (loss)	—	(228.3)	203.1	—	(25.2)
Other (income) expense, net	479.0	5.1	(0.9)	—	483.2
Income (loss) before income taxes	(479.0)	(233.4)	204.0	—	(508.4)
Tax expense (benefit)	(182.0)	(112.1)	187.9	—	(106.2)
Equity in earnings of subsidiaries	(105.2)	—	—	105.2	—
Net income (loss)	$(402.2)	$(121.3)	$16.1	$105.2	$(402.2)
Other comprehensive income (loss)	$5.9	$—	$(52.6)	$—	$(46.7)
Total comprehensive income (loss)	$(396.3)	$(121.3)	$(36.5)	$105.2	$(448.9)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Nine Months Ended February 28, 2014
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$159.2	$236.6	$(70.2)	$—	$325.6
Capital expenditures	—	(91.7)	(67.1)	—	(158.8)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	—	(148.8)	—	—	(148.8)
Other	—	(1.4)	0.1	—	(1.3)
Cash flows provided by (used in) investing activities	—	(241.9)	(67.0)	—	(308.9)
Proceeds under revolvers	155.0	—	4.3	—	159.3
Payments under revolver	(55.0)	—	(8.0)	—	(63.0)
Proceeds from senior notes due 2020 and term loans	870.5	—	—	—	870.5
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	—	—	—	(1,091.6)
Other	(38.1)	0.6	(2.3)	—	(39.8)
Cash flows used in financing activities	(159.2)	0.6	(6.0)	—	(164.6)
Effect of exchange rate changes on cash	—	—	4.7	—	4.7
Increase (decrease) in cash and cash equivalents	—	(4.7)	(138.5)	—	(143.2)
Cash and cash equivalents, beginning of period	—	35.3	320.3	—	355.6
Cash and cash equivalents, end of period	$—	$30.6	$181.8	$—	$212.4

	Nine Months Ended February 28, 2013
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$121.8	$198.0	$(46.0)	$—	$273.8
Capital expenditures	—	(69.4)	(80.3)	—	(149.7)
Acquisitions, net of cash acquired - 2012 Trauma Acquisition	—	(277.5)	(2.5)	—	(280.0)
Other	—	(2.0)	(2.1)	—	(4.1)
Cash flows provided by (used in) investing activities	—	(348.9)	(84.9)	—	(433.8)
Proceeds under revolvers	80.0	—	—	—	80.0
Payments under revolver	(80.0)	—	—	—	(80.0)
Proceeds from senior notes due 2020 and term loans	3,396.2	—	—	—	3,396.2
Tender/retirement of senior notes due 2017 and term loans	(3,423.0)	—	—	—	(3,423.0)
Payment of fees related to refinancing activities	(77.8)	—	—	—	(77.8)
Other	(17.2)	(0.1)	(9.0)	—	(26.3)
Cash flows used in financing activities	(121.8)	(0.1)	(9.0)	—	(130.9)
Effect of exchange rate changes on cash	—	—	15.9	—	15.9
Decrease in cash and cash equivalents	—	(151.0)	(124.0)	—	(275.0)
Cash and cash equivalents, beginning of period	—	190.1	302.3	—	492.4
Cash and cash equivalents, end of period	$—	$39.1	$178.3	$—	$217.4

Note 15—Restructuring.
The Company recorded $6.6 million and $1.9 million in employee severance costs during the three months ended February 28, 2014 and 2013, respectively, and $18.8 million and $4.0 million during the nine months ended February 28, 2014 and 2013, respectively. The expense during fiscal 2014 and 2013 resulted primarily from the planned closures of the Swindon, United Kingdom manufacturing facility and the Le Locle, Switzerland manufacturing facility. These restructuring charges were recorded within cost of sales, selling, general and administrative expense, and research and development expense and other accrued expenses. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2013	$8.9
Costs incurred and charged to expense	6.3
Costs paid or otherwise settled	(5.3)
Non-cash adjustments(1)	0.7
Balance at August 31, 2013	10.6
Costs incurred and charged to expense	5.9
Costs paid or otherwise settled	(3.9)
Non-cash adjustments(1)	0.8
Balance at November 30, 2013	13.4
Costs incurred and charged to expense	6.6
Costs paid or otherwise settled	(2.1)
Non-cash adjustments(1)	0.8
Balance at February 28, 2014	$18.7

(1)	Primarily related to foreign currency fluctuations.

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2012	$9.5
Costs incurred and charged to expense	1.1
Costs paid or otherwise settled	(0.4)
Non-cash adjustments(1)	0.1
Balance at August 31, 2012	10.3
Costs incurred and charged to expense	1.0
Costs paid or otherwise settled	(1.6)
Non-cash adjustments(1)	0.1
Balance at November 30, 2012	9.8
Costs incurred and charged to expense	1.9
Costs paid or otherwise settled	(2.3)
Non-cash adjustments(1)	(0.4)
Balance at February 28, 2013	$9.0

(1)	Primarily related to foreign currency fluctuations.

Note 16—Contingencies.
The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies, except for claims associated with metal-on-metal hip products was $38.7 million and $40.0 million at February 28, 2014 and May 31, 2013, respectively, and primarily relate to certain product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation described below.
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
U.S. Department of Justice Civil Division Investigation
In September 2010, Biomet received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice—Civil Division pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that Biomet, OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee® (a registered trademark of OtisMed Corporation) knee replacement system. The Company has produced responsive documents and is fully cooperating in the investigation.

U.S. Securities and Exchange Commission (“SEC”) Informal Investigation
On September 25, 2007, Biomet received a letter from the SEC informing the Company that it was conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act, or FCPA, in the marketing and sale of medical devices in certain foreign countries by companies in the medical devices industry. The FCPA prohibits domestic concerns, including U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents, from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining an improper advantage. This law also requires issuers of publicly registered securities to maintain records which fairly and accurately reflect transactions and to maintain an adequate system of internal controls. In many countries, hospitals and clinics are government-owned and, therefore, healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. On November 9, 2007, the Company received a letter from the DOJ requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis.
On March 26, 2012, Biomet resolved the DOJ’s and SEC’s investigations by entering into a Deferred Prosecution Agreement, or DPA, with the DOJ and a Consent to Final Judgment, or Consent, with the SEC. Pursuant to the DPA, the DOJ has agreed to defer prosecution of Biomet in connection with this matter, provided that Biomet satisfies its obligations under the agreement over the three-year term of the DPA. The DOJ has further agreed to not continue its prosecution and seek to dismiss its indictment should Biomet satisfy its obligations under the agreement over the three-year term of the DPA.
In addition, pursuant to the terms of the DPA, an independent external compliance monitor has been appointed to review Biomet’s compliance with the DPA, particularly in relation to Biomet’s international sales practices, for at least the first 18 months of the three-year term of the DPA. The monitor has divided his review into two phases. The first phase consisted of the monitor familiarizing himself with our global compliance program, assessing the effectiveness of the program and making recommendations for enhancement of our compliance program based on that review. The second phase commenced in June 2013 and consists of the monitor testing implementation of his recommended enhancements to our compliance program. The monitor recently identified that certain of the Company’s compliance enhancements have been implemented too recently to be satisfactorily tested, and the Company continues to work with the monitor to allow for such transactional testing. The Consent Biomet entered into with the SEC mirrors the DPA’s provisions with respect to the compliance monitor. Compliance with the DPA requires substantial cooperation of the Company’s employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters.
Biomet agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ. The terms of the DPA and the associated monetary penalty reflect Biomet’s full cooperation throughout the investigation. Biomet further agreed in its Consent to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million.
Product Liability
The Company has received claims for personal injury associated with its metal-on-metal hip products. The Company’s accrual for contingencies for claims associated with metal-on-metal hip products at February 28, 2014 and May 31, 2013 is $123.5 million and $23.5 million, respectively. The pre-trial management of certain of these claims has been consolidated in a multi-district proceeding in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The Company believes the number of claims continues to increase incrementally due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company’s accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow.
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

As of March 27, 2014, the Company is a defendant in 1,513 product liability lawsuits relating to metal-on-metal hip implants, most of which were filed in 2013. The majority of these cases involve the M2a-Magnum™ hip system, 311 cases involve the M2a-38™ hip system, 47 involve the M2a-Taper™ system, and six involve the M2a-Ringloc™ system. The cases are currently venued in various state and federal courts. The cases in federal court have been consolidated in one multi-district proceeding in the U.S. District Court for the Northern District of Indiana.
On February 3, 2014, the Company announced the settlement of the Multi-District Litigation entitled MDL 2,391 – In Re: Biomet M2a Magnum™ Hip Implant Product Liability Litigation. As of March 27, 2014, there were 1,396 lawsuits pending in the MDL. Additional lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. The Company continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. As of February 28, 2014, we have accrued $123.5 million for contingencies associated with metal-on-metal hip products, which is increased from $50.0 million as of November 30, 2013.
The Company believes that the payments under the settlement will exhaust its self-insured retention under the Company’s insurance program, which is $50.0 million. If this should occur, the Company would submit an insurance claim for the amount by which ultimate losses under the settlement exceed the self-insured retention amount. The Company maintains $100.0 million of third-party insurance coverage. The Company’s insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of the Company’s insurance carriers have reserved all rights under their respective policies. The Company has received a letter from one of its carriers denying coverage, and certain of its other insurance carriers could also deny coverage for some or all of the Company’s insurance claims. The Company continues to believe its contracts with the insurance carriers are enforceable for these claims and the settlement agreement. However, the Company would be responsible for any amounts that its insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of the Company’s third-party insurance coverage. The settlement does not affect certain other claims relating to the Company’s metal-on-metal hip products that are pending in various state courts, or other claims that may be filed in the future. The Company is currently assessing any potential receivables to be recorded for recoveries from the insurance carriers.
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

In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its current lines of European bone cements, which were first marketed in 2005. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. On December 20, 2012, the trial court ruled that Biomet did not misappropriate trade secrets and consequently dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH (“Biomet Switzerland”) remains as the only defendant in the lawsuit and the trial court has ruled that Heraeus Kulzer will not be permitted to review certification materials of Biomet Switzerland for purposes of determining whether there is any evidence that would support a claim of trade secret misappropriation by that entity. Heraeus has appealed the trial court’s decision and the Company is continuing to vigorously defend this matter.
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
Note 17—Related Parties.
Transactions with the Principal Stockholders
On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company , which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of Biomet, Inc.’s shareholders voted to approve the proposed merger, and Parent acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Global, LLC (each a “Principal Stockholder” and collectively, the “Principal Stockholders”), and certain investors who agreed to co-invest with the Principal Stockholders (the “Co-Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions, are referred to collectively as the “2007 Acquisition.”
Management Services Agreement
Upon completion of the 2007 Acquisition, Biomet entered into a management services agreement with certain affiliates of the Principal Stockholders, pursuant to which such affiliates of the Principal Stockholders or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the 2007 Acquisition for the services rendered by such entities related to the 2007 Acquisition upon entering into the agreement, and the Principal Stockholders receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the 2007 Acquisition. The Company is required to pay our Principal Stockholders the monitoring fee on a quarterly basis in arrears. The total amount of Principal Stockholder fees was $2.8 million and $2.8 million for the three months ended February 28, 2014 and 2013, respectively, and $8.2 million and $8.2 million for the nine months ended February 28, 2014 and 2013, respectively. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. The Company is also required by the management services agreement to pay certain subsequent fees for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company. Upon completion of an offering, the Company expects to pay a one-time fee to affiliates of its Principal Stockholders in the amount of $88.0 million.

Amended and Restated Limited Liability Company Operating Agreement of LVB Holding
On September 27, 2007, certain investment funds associated with or designated by the Principal Stockholders or the Principal Stockholder Funds entered into an amended and restated limited liability company operating agreement, or the “LLC Agreement,” in respect of LVB Holding. The LLC Agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and other corporate governance provisions (including the right to approve various corporate actions).
Pursuant to the LLC Agreement, each of the Principal Stockholders has the right to nominate, and has nominated, two directors to Biomet’s and LVB’s Board of Directors and also is entitled to appoint one nonvoting observer to Biomet’s and LVB’s Board of Directors for so long as such Principal Stockholder remains a member of LVB Holding. In addition to their right to appoint non-voting observers to Biomet’s and LVB’s Board of Directors, certain of the Principal Stockholder Funds have certain other management rights to the extent that any such Principal Stockholder Fund is required to operate as a “venture capital operating company” as defined in the regulations issued by the U.S. Department of Labor at Section 2510.3-101 of Part 2510 of Chapter XXV, Title 29 of the Code of Federal Regulations, or any successor regulations. Each Principal Stockholder’s right to nominate directors is freely assignable to funds affiliated with such Principal Stockholder, and is assignable to non-affiliates of such Principal Stockholder only if the assigning Principal Stockholder transfers its entire interest in LVB Holding not previously transferred and only with the prior written consent of the Principal Stockholders holding at least 70% of the membership interests in LVB Holding, or “requisite Principal Stockholder consent”. In addition to their rights under the LLC Agreement, the Principal Stockholders may also appoint one or more persons unaffiliated with any of the Principal Stockholders to the Board of Directors. Following Purchaser’s purchase of the Shares tendered in the Offer, the Principal Stockholders jointly appointed Dane A. Miller, Ph.D. to the Board of Directors in addition to the two directors appointed by each of the Principal Stockholders. In addition, as provided under the LLC Agreement, Jeffrey R. Binder, the CEO of Biomet serves on Biomet’s and LVB’s Board of Directors.
Pursuant to the LLC Agreement, each director has one vote for purposes of any Board of Directors action, and all decisions of the Board of Directors require the approval of a majority of the directors designated by the Principal Stockholders. In addition, the LLC Agreement provides that certain major decisions regarding the Company or its parent companies require the requisite Principal Stockholder consent.
The LLC Agreement includes certain customary agreements with respect to restrictions on the issuance or transfer of interests in Biomet and LVB, including preemptive rights, tag-along rights and drag-along rights.
The Co-Investors have also been admitted as members of LVB Holding, both directly and through Principal Stockholder-controlled investment vehicles. Although the Co-Investors are therefore parties to the LLC Agreement, they have no rights with respect to the election of Biomet’s or LVB’s directors or the approval of its corporate actions.
The Principal Stockholders have also caused LVB Holding and Parent to enter into an agreement with the Company obligating the Company and Parent to take all actions necessary to give effect to the corporate governance, preemptive rights, transfer restriction and certain other provisions of the LLC Agreement, and prohibiting the Company and Parent from taking any actions that would be inconsistent with such provisions of the LLC Agreement.
Registration Rights Agreement
The Principal Stockholder Funds and the Co-Investors also entered into a registration rights agreement with LVB Holding, LVB and Biomet upon the closing of the Transactions. Pursuant to this agreement, the Sponsor Funds have the power to cause Holding, LVB and Biomet to register their, the Co-Investors’ and certain other persons’ equity interests under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The agreement also entitles the Principal Stockholder Funds and the Co-Investors to participate in any future registration of equity interests under the Securities Act that Holding, LVB or Biomet may undertake. Certain trusts associated with Dr. Dane A. Miller, Ph.D., one of our directors, are also parties to the registration rights agreement and benefit from its provisions.
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

Management Stockholders’ Agreements
On September 13, 2007 and November 6, 2007, LVB Holding, LVB and the Principal Stockholder Funds entered into stockholders agreements with certain of the Company’s senior executives and other management stockholders. Pursuant to the terms of the LVB Acquisition, Inc. Management Equity Incentive Plan, LVB Acquisition, Inc. Restricted Stock Unit Plan

and LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan, participants who exercise their vested options or settle their vested RSUs are required to become parties to the agreement dated November 6, 2007. The stockholder agreements contain agreements among the parties with respect to restrictions on the transfer and issuance of shares, including preemptive, drag-along, tag-along, and call/put rights.

Agreements with Dr. Dane A. Miller, Ph.D.
On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. On August 19, 2013, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to extend the term of the agreement through the earlier of September 1, 2014, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.3 million and $0.1 million for the three months ended February 28, 2014 and 2013, respectively, and $0.4 million and $0.3 million for the nine months ended February 28, 2014 and 2013, respectively.
In addition, on April 25, 2008, LVB Holding, LVB and two trusts associated with Dr. Miller, the Dane Miller Trust and the Mary Louise Miller Trust, entered into a stockholders agreement. Certain additional trusts associated with Dr. Miller have since become party to that stockholders agreement. The stockholder agreement contains agreements among the parties with respect to restriction on transfer of shares, including rights of first offer, drag-along and tag-along rights.
Indemnification Priority Agreement
On January 11, 2010, Biomet and LVB entered into an indemnification priority agreement with our Principal Stockholders (or certain affiliates designated by the Principal Stockholders) pursuant to which Biomet and LVB clarified certain matters regarding the existing indemnification and advancement of expenses rights provided by Biomet and LVB pursuant to their respective charters and the management services agreement described above. In particular, pursuant to the terms of the indemnification agreement, Biomet acknowledged that as among Biomet, LVB and the Principal Stockholders and their respective affiliates, the obligation to indemnify or advance expenses to any director appointed by any of the Principal Stockholders will be payable in the following priority: Biomet will be the primary source of indemnification and advancement; LVB will be the secondary source of indemnification and advancement; and any obligation of a Principal Stockholder-affiliated indemnitor to indemnify or advance expenses to such director will be tertiary to Biomet’s and, then, LVB obligations. In the event that either Biomet or LVB fails to indemnify or advance expenses to any such director in contravention of its obligations, and any Principal Stockholder-affiliated indemnitor makes any indemnification payment or advancement of expenses to such director on account of such unpaid liability, such Principal Stockholder-affiliated indemnitor will be subrogated to the rights of such director under any such Biomet or LVB indemnification agreement.
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
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of February 28, 2014, the Company had approximately 3,275 employees enrolled in its health benefit plans in the United States.
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
Equity Healthcare is an affiliate of Blackstone, with whom Timur Akazhanov and Chinh Chu, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.

There were payments of $0.1 million, $0.1 million and $0.1 million for the three months ended February 28, 2013 and nine months ended February 28, 2014 and 2013, respectively, with no payments made during the three months ended February 28, 2014.
Core Trust Purchasing Group Participation Agreement
Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.3 million for the three months ended February 28, 2013, with no payments during the three months ended February 28, 2014 and $0.5 million and $0.5 million for the nine months ended February 28, 2014 and 2013, respectively.
Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating Biomet’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of the Company’s purchases under the Participation Agreement to an affiliate of Blackstone, with whom Timur Akazhanov and Chinh Chu, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.
Refinancing Activities
Goldman Sachs served as a dealer manager and arranger for the refinancing activities explained in Note 7 – Debt and received fees of $0.8 million and $1.3 million during the three and nine months ended February 28, 2013, respectively, for their services, with no payment during the three or nine months ended February 28, 2014. Goldman Sachs also received an underwriting discount of $2.3 million during the first quarter of fiscal year 2013 as one of the initial purchasers of the $1.0 billion aggregate principal amount note offering of 6.50% senior notes due 2020, an underwriting discount of $2.6 million during the second quarter of fiscal year 2013 as of one the initial purchasers of the $825.0 million aggregate principal amount note add-on offering to the 6.50% senior notes due 2020 and an underwriting discount of $2.5 million during the second quarter of fiscal year 2013 as one of the initial purchasers of the $800.0 million aggregate principal amount note offering of the 6.50% senior subordinated notes due 2020.
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
The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies, to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $2.2 million during the nine months ended February 28, 2013, with no payments during the three months ended February 28, 2014 and 2013 or nine months ended February 28, 2014.
Capital Contributions and Share Repurchases
At the direction of LVB, Biomet may fund the repurchase of common shares of its parent company, from former employees pursuant to the LVB Acquisition, Inc. management Stockholders’ Agreement. There were repurchases of $0.1 million during the nine months ended February 28, 2013. There were no additional contributions for the three months ended February 28, 2014 and 2013 and nine months ended February 28, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We design, manufacture and market surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. Our corporate headquarters are located in Warsaw, Indiana and we have manufacturing and/or office facilities in more than 50 locations worldwide and distribute products in approximately 90 countries.
Executive Overview
Our net sales increased 6.6% for the three months ended February 28, 2014 to $822.5 million, compared to $771.5 million for the three months ended February 28, 2013. The effect of foreign currency fluctuations negatively impacted reported net sales for the three months ended February 28, 2014 by $7.0 million, or 0.9%, with Europe reported net sales positively impacted by $4.4 million, or 2.4%, and International reported net sales negatively impacted by $11.4 million, or 10.0%. The following represents key items for the three months ended February 28, 2014 compared to the three months ended February 28, 2013:

•	Consolidated net sales increased 6.6% (7.5% constant currency) worldwide to approximately $823 million

•	Knee sales grew 8.4% (9.4% constant currency) worldwide, with U.S. growth of 7.7%

•	S.E.T. sales increased 4.7% (5.8% constant currency) worldwide and grew 10.0% in the U.S.

•	Acquisition of Lanx, Inc. closed on October 31, 2013, as previously announced
Opportunities and Challenges
We believe that growth opportunities exist in the global orthopedics market as a result of favorable demographics in major markets and underserved needs for musculoskeletal care in certain underpenetrated regions, including both developed and emerging markets. As the baby boomer population ages and life expectancy increases, the elderly will represent a higher percentage of the overall population. Many conditions that require orthopedic surgery affect people in middle age or later in life, which is expected to drive growth in procedural volumes. According to U.S. Census Bureau “2012 National Population Projections”, the U.S. population aged 65 and over is expected to grow more than four times the average rate of population growth from 47.7 million and 14.8% of the population in 2015 to 72.8 million and 20.3% of the population in 2030. We also believe there are considerable opportunities for global expansion as healthcare spending increases in international markets, which accounted for more than 40% of the global orthopedic market in 2012. We plan to strengthen our position in under-penetrated regions, and we believe significant orthopedic opportunities exist, as most people will need musculoskeletal care throughout their lives.
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
In the United States, health and dental providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Health Care Act (P.L. 111-148) and the Health Care and Education Reconciliation Act (P.L. 111-152). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of medical devices after December 31, 2012. Various healthcare reform proposals have also emerged at the state level. Other than the excise tax, which has affected our results of operations and cash flows after December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion of government’s role in the U.S. healthcare industry may lower reimbursements for procedures that involve our products, reduce medical procedure volumes and adversely affect our business, results of operations and cash flows, possibly materially.
Outside the United States, reimbursement systems vary significantly from country to country. If adequate levels of reimbursement from third-party payors outside the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada and some European and Asian countries, have decreased reimbursement rates in recent years. Our ability to continue to sell certain products profitably in these markets may diminish if government-managed healthcare systems continue to reduce reimbursement rates, which can decrease pricing and procedural volume.

Seasonality
Our business is somewhat seasonal in nature as many of our products are used in elective procedures, which typically decline during the summer months, particularly in European countries.
Products
We offer one of the most comprehensive portfolios of products, as well as the associated instrumentation, in the orthopedic and dental markets, as described below:
Reconstructive Products—Hips and Knees. Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the affected area of the joint and the implantation of one or more manufactured components.
Sports, Extremities and Trauma (S.E.T.) Products. In sports medicine, we primarily manufacture and market a line of procedure-specific products for the repair of soft tissue injuries, most commonly used in the knee and shoulder. Extremity systems comprise a variety of joint replacement systems, primarily for the shoulder, elbow and wrist. Trauma hardware includes internal and external fixation products used by orthopedic surgeons to set and stabilize fractures, used primarily for upper and lower extremities, including the foot and ankle.
Spine, Bone Healing and Microfixation Products. Our spinal products include traditional, minimally-invasive and lateral access spinal fusion and fixation systems, implantable electrical stimulation devices for spinal applications and osteobiologics (including allograft services). Our bone healing products include non-invasive electrical stimulation devices designed to stimulate bone growth in the posterior lumbar spine and appendicular skeleton. Our microfixation products primarily include neuro, craniomaxillofacial, or CMF, and cardiothoracic products for fixation and reconstructive procedures.
Dental Reconstructive Products. Our dental reconstructive products are designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive products and related instrumentation, bone substitute materials, regenerative products and materials, CAD/CAM copings and implant bridges.
Cement, Biologics and Other Products. We manufacture and distribute numerous other products, including bone cement and accessories, autologous blood therapy products and services, operating room supplies, general surgical instruments, wound care products and other surgical products.
Constant Currency Reconciliation
Because we sell our products in many different countries in local currency, our net sales are affected by fluctuations in those currencies against the U.S. dollar during each period. We calculate the constant currency change by taking the current period local currency sales multiplied by the prior year currency rate for the corresponding period for a given country. The translated results are then used to determine period-over-period percentage increases or decreases that exclude the effect of changes in foreign currency exchange rates. The tables below set forth the currency impact of our net sales for the periods indicated.
For the Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013

	Three Months Ended February 28, 2014 Net Sales Growth As Reported	Currency Impact	Three Months Ended February 28, 2014 Net Sales Growth in Local Currencies
Knees	8.4%	1.0%	9.4%
Hips	2.8%	1.5%	4.3%
Sports, Extremities, Trauma (S.E.T.)	4.7%	1.1%	5.8%
Spine, Bone Healing & Microfixation	16.4%	0.1%	16.5%
Dental	0.1%	0.2%	0.3%
Cement, Biologics & Other	5.7%	0.2%	5.9%
Net Sales	6.6%	0.9%	7.5%

	Three Months Ended February 28, 2014 Net Sales Growth As Reported	Currency Impact	Three Months Ended February 28, 2014 Net Sales Growth in Local Currencies
United States	7.6%	—%	7.6%
Europe	8.1%	(2.4)%	5.7%
International	(0.1)%	10.0%	9.9%
Total	6.6%	0.9%	7.5%
For the Nine Months Ended February 28, 2014 Compared to the Nine Months Ended February 28, 2013

	Nine Months Ended February 28, 2014 Net Sales Growth As Reported	Currency Impact	Nine Months Ended February 28, 2014 Net Sales Growth in Local Currencies
Knees	6.2%	1.2%	7.4%
Hips	2.3%	1.7%	4.0%
Sports, Extremities, Trauma (S.E.T.)	8.6%	1.2%	9.8%
Spine, Bone Healing & Microfixation	3.7%	(0.1)%	3.6%
Dental	0.1%	0.1%	0.2%
Cement, Biologics & Other	3.7%	(0.2)%	3.5%
Net Sales	4.8%	1.0%	5.8%

	Nine Months Ended February 28, 2014 Net Sales Growth As Reported	Currency Impact	Nine Months Ended February 28, 2014 Net Sales Growth in Local Currencies
United States	5.4%	—%	5.4%
Europe	8.0%	(3.3)%	4.7%
International	(2.2)%	10.7%	8.5%
Total	4.8%	1.0%	5.8%

Results of Operations
For the Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013

(in millions, except percentages)	Three Months Ended February 28, 2014	Percentage of Net Sales	Three Months Ended February 28, 2013(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$822.5	100.0%	$771.5	100.0%	6.6%
Cost of sales	326.9	39.7	238.5	30.9	37.1
Gross profit	495.6	60.3	533.0	69.1	(7.0)
Selling, general and administrative expense	366.4	44.5	327.2	42.4	12.0
Research and development expense	42.5	5.2	35.0	4.5	21.4
Amortization	86.5	10.5	74.1	9.6	16.7
Goodwill impairment charge	—	—	233.0	30.2	(100.0)
Intangible assets impairment charge	—	—	101.1	13.1	(100.0)
Operating income (loss)	0.2	0.0	(237.4)	(30.8)	(100.1)
Interest expense	81.1	9.9	88.8	11.5	(8.7)
Other (income) expense	(0.5)	(0.1)	10.9	1.4	(104.6)
Other expense, net	80.6	9.8	99.7	12.9	(19.2)
Income (loss) before income taxes	(80.4)	(9.8)	(337.1)	(43.7)	(76.1)
Provision (benefit) from income taxes	(14.5)	(1.8)	(32.6)	(4.2)	(55.5)
Net income (loss)	$(65.9)	(8.0)%	$(304.5)	(39.5)%	(78.4)%

Adjusted net income(2)	$107.3	13.0%	$94.9	12.3%	13.1%
Adjusted EBITDA(2)	$271.5	33.0%	$264.2	34.2%	2.8%

(1)	Certain amounts have been reclassified to conform to the current presentation. See Note 1 to the condensed consolidated financial statements for a description of the reclassification.

(2)	See “—Non-GAAP Disclosures”
Sales
Net sales were $822.5 million for the three months ended February 28, 2014, and $771.5 million for the three months ended February 28, 2013.
The following tables provide net sales by geography and product category:
Sales by Geography Summary

(in millions, except percentages)	Three Months Ended February 28, 2014	Percentage of Net Sales	Three Months Ended February 28, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
United States	$508.9	61.9%	$472.9	61.3%	7.6%
Europe	199.8	24.3	184.7	23.9	8.1
International(1)	113.8	13.8	113.9	14.8	(0.1)
Total	$822.5	100.0%	$771.5	100.0%	6.6%

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.

(2)	Amounts may not recalculate due to rounding.

Product Category Summary

(in millions, except percentages)	Three Months Ended February 28, 2014	Percentage of Net Sales	Three Months Ended February 28, 2013(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
Knees	$254.2	30.9%	$234.7	30.4%	8.4%
Hips	162.9	19.8	158.5	20.5	2.8
Sports, Extremities, Trauma (S.E.T.)	169.0	20.5	161.4	20.9	4.7
Spine, Bone Healing and Microfixation	115.9	14.1	99.6	12.9	16.4
Dental	64.4	7.8	64.4	8.3	0.1
Cement, Biologics and Other	56.1	6.9	52.9	7.0	5.7
Total	$822.5	100.0%	$771.5	100.0%	6.6%

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.

(2)	Amounts may not recalculate due to rounding.
Knees
Net sales of knee products for the three months ended February 28, 2014 were $254.2 million, or 30.9% of net sales, representing an 8.4% increase worldwide (9.4% increase on a constant currency basis) compared to net sales of $234.7 million, or 30.4% of net sales, during the three months ended February 28, 2013, with a 7.7% increase in the United States. Global pricing declined during the quarter on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. We saw strong, broad-based demand across our primary, partial and revision knee portfolios, specifically for our Vanguard® Complete Knee System, our Oxford® Partial Knee and our Vanguard® SSK 360 Revision System. The sales growth of our Oxford® Partial Knee was largely due to our product line extensions and increased communications highlighting the benefits of the Oxford® System and our Oxford® Knee lifetime implant replacement warranty in the United States, through our direct to consumer campaigns.
Hips
Net sales of hip products for the three months ended February 28, 2014 were $162.9 million, or 19.8% of net sales, representing a 2.8% increase worldwide (4.3% increase on a constant currency basis) compared to net sales of $158.5 million, or 20.5% of net sales, during the three months ended February 28, 2013, with a 4.6% sales increase in the United States. Global pricing declined during the quarter on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. Our hip sales were driven primarily by our continued launch of the G7™ Acetabular System and continued strong demand for both our Microplasty® and traditional versions of our Taperloc® Complete Hip Stem, as well as continued penetration in the hip revision market with our Arcos® Modular Femoral Revision System.
S.E.T.
Worldwide net sales of S.E.T. products for the three months ended February 28, 2014 were $169.0 million, or 20.5% of net sales, representing a 4.7% increase worldwide (5.8% increase on a constant currency basis) compared to net sales of $161.4 million, or 20.9% of net sales, during the three months ended February 28, 2013, with a 10.0% sales increase in the United States. Sales in our S.E.T. product portfolio benefited from very strong demand for our JuggerKnot™ Soft Anchor, our DVR® Crosslock wrist plating and our Comprehensive® Shoulder, including our anatomic, reverse and revision systems.
Spine, Bone Healing and Microfixation
Worldwide net sales of spine, bone healing and microfixation products for the three months ended February 28, 2014 were $115.9 million, or 14.1% of net sales, representing a 16.4% increase worldwide (16.5% increase on a constant currency basis) compared to net sales of $99.6 million, or 12.9% of net sales, for the three months ended February 28, 2013, with a 13.0% sales increase in the United States. Sales in the fiscal third quarter for our Spine, Bone Healing and Microfixation product category represents the combined net benefit of approximately 9.1% worldwide from additional revenue related to the acquisition of Lanx, Inc., lower revenue due to our bracing divestiture and lower spine royalties.

Dental
Worldwide net sales of dental products for the three months ended February 28, 2014 were $64.4 million, or 7.8% of net sales, representing a 0.1% increase worldwide (0.3% increase on a constant currency basis) compared to net sales of $64.4 million, or 8.3% of net sales, during the three months ended February 28, 2013, with a 2.3% sales decrease in the United States. The dental sales in the fiscal third quarter were negatively impacted 3.0% worldwide and 6.4% in the United States due to a one-time royalty payment received in the prior year period.
Cement, Biologics and Other
Worldwide net sales of cement, biologics and other products for the three months ended February 28, 2014 were $56.1 million, or 6.9% of net sales, representing a 5.7% increase worldwide (5.9% on a constant currency basis) compared to net sales of $52.9 million, or 7.0% of net sales, during the three months ended February 28, 2013, with a 3.3% sales increase in the United States.
Cost of Sales

Cost of sales for the three months ended February 28, 2014 increased to $326.9 million, as compared to cost of sales for the three months ended February 28, 2013 of $238.5 million, or 39.7% and 30.9% of net sales, respectively, an increase of $88.4 million or an increase of 8.8% of net sales. Cost of sales as a percentage of net sales increased 1.2% due primarily to the medical device tax, unfavorable foreign currency translation and obsolete inventory charges related to new product introductions. Cost of sales as a percentage of net sales increased 7.6% primarily related to certain litigation charges and our ongoing operational restructuring program.
Gross Profit

Gross profit for the three months ended February 28, 2014 decreased to $495.6 million, as compared to gross profit for the three months ended February 28, 2013 of $533.0 million, or 60.3% and 69.1% of net sales, respectively, a decrease of $37.4 million, or 8.8% of net sales. Gross profit as a percentage of net sales decreased 1.2% primarily due to lower average selling prices, the medical device tax, unfavorable foreign currency translation and obsolete inventory charges related to new product introductions. Gross profit as a percentage of net sales decreased 7.6% primarily related to certain litigation charges and our ongoing operational restructuring program.
Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended February 28, 2014 increased to $366.4 million, as compared to selling, general and administrative expense for the three months ended February 28, 2013 of $327.2 million, or 44.5% and 42.4% of net sales, respectively, an increase of $39.2 million, or an increase of 2.1% of net sales. Expense as a percentage of net sales decreased by 0.3% due to the leveraging of sales and marketing expenses and the direct-to-consumer campaign, both in the prior year, partially offset by increased spend related to the 2013 Spine Acquisition. Expense as a percentage of net sales increased by 2.4% primarily related to certain litigation charges and our ongoing operational restructuring program.
Research and Development Expense
Research and development expense for the three months ended February 28, 2014 increased to $42.5 million, as compared to research and development expense for the three months ended February 28, 2013 of $35.0 million, or 5.2% and 4.5% of net sales, respectively, an increase of $7.5 million, or an increase of 0.7% of net sales. An increase of 0.7% was primarily driven by investments in new product development, regulatory affairs and clinical investments in both our core businesses and targeted emerging technologies as well the impact of the 2013 Spine Acquisition.
Amortization
Amortization expense for the three months ended February 28, 2014 was $86.5 million, or 10.5% of net sales, compared to $74.1 million for the three months ended February 28, 2013, or 9.6% of net sales. This increase was due to additional amortization expense related to the 2013 Spine Acquisition.

Goodwill impairment charge
During the third quarter of fiscal year 2013, we recorded a $233.0 million goodwill impairment charge related to our Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends when compared to our prior projections used to establish the fair value of goodwill for our dental reconstructive reporting unit. There was no goodwill impairment charge in the third fiscal quarter of fiscal year 2014.
Intangible assets impairment charge
During the third quarter of fiscal year 2013, we recorded a $101.1 million definite and indefinite-lived intangible assets impairment charge related to our Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends when compared to our prior projections used to establish the fair value of goodwill for our dental reconstructive reporting unit. There was no definite and indefinite-lived intangible assets impairment charge in the third fiscal quarter of fiscal year 2014.
Interest Expense
Interest expense was $81.1 million for the three months ended February 28, 2014, compared to interest expense of $88.8 million for the three months ended February 28, 2013. The decrease was primarily due to lower average interest rates on our U.S. dollar denominated term loan, the retirement of our euro denominated term loan and the termination of our euro denominated interest rate swaps.
Other (Income) Expense
Other (income) expense was income of $0.5 million for the three months ended February 28, 2014, compared to expense of $10.9 million for the three months ended February 28, 2013. The expense in fiscal year 2013 was primarily related to foreign currency losses and loss on extinguishment of debt.

Provision (Benefit) from Income Taxes
The effective income tax rate was 17.9% for the three months ended February 28, 2014, compared to 9.6% for the three months ended February 28, 2013. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. The effective tax rate for the three months ended February 28, 2013 was also impacted by a non-deductible goodwill impairment charge of $233.0 million, which was treated as a non-deductible permanent difference and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, primarily related to finalization of the 2012 income tax returns, impacted the income tax provision by $3.2 million, or (4.0)%, in the three months ended February 28, 2014. Discrete items, related primarily to the tax benefit associated with the reduction of net deferred tax liabilities due to the impairment of intangible assets as well as finalization of the 2011 income tax returns, had the effect of increasing the income tax benefit by ($30.3) million, or 9.0%, in the three months ended February 28, 2013.

Non-GAAP Financial Measures(1)
Adjusted Net Income
Adjusted net income increased to $107.3 million for the three months ended February 28, 2014, compared to $94.9 million for the three months ended February 28, 2013, or 13.0% and 12.3% of net sales, respectively.
The 13.1% growth was driven by lower interest expense which increased adjusted net income $7.7 million, or 1.6% of net sales, reflecting the favorable impact of our refinancing activities.
Adjusted EBITDA
Adjusted EBITDA increased to $271.5 million for the three months ended February 28, 2014 compared to $264.2 million for the three months ended February 28, 2013, or 33.0% and 34.2% of net sales, respectively.
(1)    See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.

Results of Operations
For the Nine Months Ended February 28, 2014 Compared to the Nine Months Ended February 28, 2013

(in millions, except percentages)	Nine Months Ended February 28, 2014	Percentage of Net Sales	Nine Months Ended February 28, 2013(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$2,378.9	100.0%	$2,269.0	100.0%	4.8%
Cost of sales	790.0	33.2	646.7	28.5	22.2
Gross profit	1,588.9	66.8	1,622.3	71.5	(2.1)
Selling, general and administrative expense	1,020.1	42.9	976.0	43.0	4.5
Research and development expense	121.4	5.1	107.2	4.7	13.2
Amortization	237.2	10.0	230.2	10.1	3.0
Goodwill impairment charge	—	—	233.0	10.3	(100.0)
Intangible assets impairment charge	—	—	101.1	4.5	(100.0)
Operating income (loss)	210.2	8.8	(25.2)	(1.1)	(934.1)
Interest expense	274.4	11.5	310.8	13.7	(11.7)
Other (income) expense	5.4	0.2	172.4	7.6	(96.9)
Other expense, net	279.8	11.8	483.2	21.3	(42.1)
Income (loss) before income taxes	(69.6)	(2.9)	(508.4)	(22.4)	(86.3)
Benefit from income taxes	(39.7)	(1.7)	(106.2)	(4.7)	(62.6)
Net income (loss)	$(29.9)	(1.3)%	$(402.2)	(17.7)%	(92.6)%

Adjusted net income(2)	$302.4	12.7%	$241.9	10.7%	25.0%
Adjusted EBITDA(2)	$791.3	33.3%	$769.9	33.9%	2.8%

(1)	Certain amounts have been reclassified to conform to the current presentation. See Note 1 to the condensed consolidated financial statements for a description of the reclassification.

(2)	See “—Non-GAAP Disclosures”
Sales
Net sales were $2,378.9 million for the nine months ended February 28, 2014, and $2,269.0 million for the nine months ended February 28, 2013.
The following tables provide net sales by geography and product category:
Sales by Geography Summary

(in millions, except percentages)	Nine Months Ended February 28, 2014	Percentage of Net Sales	Nine Months Ended February 28, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
United States	$1,471.9	61.9%	$1,395.9	61.5%	5.4%
Europe	563.1	23.7	521.5	23.0	8.0
International(1)	343.9	14.4	351.6	15.5	(2.2)
Total	$2,378.9	100.0%	$2,269.0	100.0%	4.8%

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.

(2)	Amounts may not recalculate due to rounding.

Product Category Summary

(in millions, except percentages)	Nine Months Ended February 28, 2014	Percentage of Net Sales	Nine Months Ended February 28, 2013(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
Knees	$743.3	31.2%	$699.8	30.8%	6.2%
Hips	480.3	20.2	469.5	20.7	2.3
Sports, Extremities, Trauma (S.E.T.)	478.8	20.1	440.9	19.4	8.6
Spine, Bone Healing and Microfixation	322.4	13.6	311.0	13.7	3.7
Dental	188.8	7.9	188.5	8.3	0.1
Cement, Biologics and Other	165.3	7.0	159.3	7.1	3.7
Total	$2,378.9	100.0%	$2,269.0	100.0%	4.8%

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.

(2)	Amounts may not recalculate due to rounding.
Knees
Net sales of knee products for the nine months ended February 28, 2014 were $743.3 million, or 31.2% of net sales, representing a 6.2% increase worldwide (7.4% increase on a constant currency basis) compared to net sales of $699.8 million, or 30.8% of net sales, during the nine months ended February 28, 2013, with a 7.0% increase in the United States. Global pricing declined during the nine month period on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. We saw strong, broad-based demand across our primary, partial and revision knee portfolios, specifically for our Vanguard® Complete Knee System, our Oxford® Partial Knee, our E1® Vitamin E infused bearings and our Vanguard® SSK 360 Revision System. The sales growth of our Oxford® Partial Knee was largely due to our product line extensions and increased communications highlighting the benefits of the Oxford® System, and our Oxford® Knee lifetime implant replacement warranty in the United States, through our direct to consumer campaigns.
Hips
Net sales of hip products for the nine months ended February 28, 2014 were $480.3 million, or 20.2% of net sales, representing a 2.3% increase worldwide (4.0% increase on a constant currency basis) compared to net sales of $469.5 million, or 20.7% of net sales, during the nine months ended February 28, 2013, with a 3.6% sales increase in the United States. Global pricing declined during the nine month period on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years. Sales of revision products, which are used in procedures to replace, repair or enhance an initial implant, contributed to our hip sales growth during the nine months ended February 28, 2014, with strong demand for our Arcos® Modular Femoral Revision System and our Regenerex® Porous Titanium Construct. The Taperloc® Complete Hip System and the Echo® Hip System also contributed to our hip sales growth. Additionally, we launched our G7™ Acetabular System during the second quarter of fiscal year 2014 in the United States and Japan, while we continued the limited launch of our Signature™ Personalized Patient Care System that is designed to assist with proper placement of acetabular cups.
S.E.T.
Worldwide net sales of S.E.T. products for the nine months ended February 28, 2014 were $478.8 million, or 20.1% of net sales, representing an 8.6% increase worldwide (9.8% increase on a constant currency basis) compared to net sales of $440.9 million, or 19.4% of net sales, during the nine months ended February 28, 2013, with a 11.1% sales increase in the United States. Sales in our S.E.T. product portfolio benefited from very strong demand for our JuggerKnot™ Soft Anchor product line, our Comprehensive® Shoulder, including our anatomic, reverse and revision systems and our DVR® family of wrist fracture systems.
Spine, Bone Healing and Microfixation
Worldwide net sales of spine, bone healing and microfixation products for the nine months ended February 28, 2014 were $322.4 million, or 13.6% of net sales, representing a 3.7% increase worldwide (3.6% increase on a constant currency basis) compared to net sales of $311.0 million, or 13.7% of net sales, for the nine months ended February 28, 2013, with a 0.3% sales increase in the United States. The sales increase represents the combined net benefit of additional revenue related to the acquisition of Lanx, Inc., lower revenue due to our bracing divestiture and lower spine royalties.

Dental
Worldwide net sales of dental products for the nine months ended February 28, 2014 were $188.8 million, or 7.9% of net sales, representing a 0.1% increase worldwide (0.2% increase on a constant currency basis) compared to net sales of $188.5 million, or 8.3% of net sales, during the nine months ended February 28, 2013, with a 3.5% sales increase in the United States. Sales growth was primarily driven by increased U.S. sales and the launch of our T3® implant. The growth rate in the current fiscal year was negatively impacted due to a one-time royalty payment received in the prior year period.
Cement, Biologics and Other
Worldwide net sales of cement, biologics and other products for the nine months ended February 28, 2014 were $165.3 million, or 7.0% of net sales, representing a 3.7% increase worldwide (3.5% on a constant currency basis) compared to net sales of $159.3 million, or 7.1% of net sales, during the nine months ended February 28, 2013, with a 0.1% sales increase in the United States. Cement product sales grew primarily due to increased sales outside the U.S., driven by strong sales of the Optipac® Pre-Packed Cement Mixing System, the Optivac® Vacuum Mixing System and StageOne™ Knee and Modular Hip Cement Spacer Molds. These increases were partially offset by a decrease in sales of autologous therapies.
Cost of Sales

Cost of sales for the nine months ended February 28, 2014 increased to $790.0 million, as compared to cost of sales for the nine months ended February 28, 2013 of $646.7 million, or 33.2% and 28.5% of net sales, respectively, an increase of $143.3 million or a increase of 4.7% of net sales. Cost of sales as a percentage of net sales increased 1.1% due primarily to the medical device tax, unfavorable foreign currency translation and obsolete inventory charges related to new product introductions. Cost of sales as a percentage of net sales increased 3.6%, which was attributable to certain litigation charges and costs of operational improvement initiatives in the plant network, partially offset by product rationalization charges in the prior year which reflected product redundancies related to the 2012 Trauma Acquisition.
Gross Profit

Gross profit for the nine months ended February 28, 2014 decreased to $1,588.9 million, as compared to gross profit for the nine months ended February 28, 2013 of $1,622.3 million, or 66.8% and 71.5% of net sales, respectively, a decrease of $33.4 million, or a decrease of 4.7% of net sales. Gross profit as a percentage of net sales decreased 1.1% primarily due to lower average selling prices, the medical device tax, unfavorable foreign currency translation and obsolete inventory charges related to new product introductions. Gross profit as a percentage of net sales decreased 3.6%, which was attributable to certain litigation charges and costs of operational improvement initiatives in the plant network.
Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended February 28, 2014 increased to $1,020.1 million, as compared to selling, general and administrative expense for the nine months ended February 28, 2013 of $976.0 million, or 42.9% and 43.0% of net sales, respectively, an increase of $44.1 million, or a decrease of 0.1% of net sales. Expense as a percentage of net sales decreased by 0.8% due to the leveraging of sales and marketing expenses and lower stock-based compensation, partially offset by increased spending on direct-to-consumer advertising. Expense as a percentage of net sales increased by 0.7% related increased acquisition costs related to our 2013 Spine Acquisition and increased spending on our ongoing operational improvement program.
Research and Development Expense
Research and development expense for the nine months ended February 28, 2014 increased to $121.4 million, as compared to research and development expense for the nine months ended February 28, 2013 of $107.2 million, or 5.1% and 4.7% of net sales, respectively, an increase of $14.2 million, or an increase of 0.4% of net sales. That increase was primarily due to investments in new product development, regulatory affairs and clinical investments in both our core businesses as well as emerging technology areas, partially offset by a decrease in stock-based compensation expense.

Amortization
Amortization expense for the nine months ended February 28, 2014 was $237.2 million, or 10.0% of net sales, compared to $230.2 million for the nine months ended February 28, 2013, or 10.1% of net sales. This decrease was primarily due to the intangible asset impairment charge taken in the third quarter of fiscal year 2013 related to our Dental Reconstructive reporting unit, partially offset by additional amortization expense related to the 2013 Spine Acquisition.
Goodwill impairment charge
During the third quarter of fiscal year 2013, we recorded a $233.0 million goodwill impairment charge related to our Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends when compared to our prior projections used to establish the fair value of goodwill for our dental reconstructive reporting unit. There was no goodwill impairment charge in the nine months ended February 28, 2014.
Intangible assets impairment charge
During the third quarter of fiscal year 2013, we recorded a $101.1 million definite and indefinite-lived intangible assets impairment charge related to our Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends when compared to our prior projections used to establish the fair value of goodwill for our dental reconstructive reporting unit. There was no definite and indefinite-lived intangible assets impairment charge in the nine months ended February 28, 2014.
Interest Expense
Interest expense was $274.4 million for the nine months ended February 28, 2014, compared to interest expense of $310.8 million for the nine months ended February 28, 2013. Interest expense was impacted by a charge of $21.8 million related to the termination of our euro-denominated interest rate swaps in connection with the refinancing of our euro-denominated debt described in “Note 7—Debt” to the condensed consolidated financial statements contained in Part I, Item I of this report. This expense was largely offset by lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013 and 2014.
Other (Income) Expense
Other (income) expense was expense of $5.4 million for the nine months ended February 28, 2014, compared to expense of $172.4 million for the nine months ended February 28, 2013. The decrease in the amount of the expense was primarily due to the loss on our refinancing activities of $171.7 million in the nine months ended February 28, 2013.

Provision (Benefit) from Income Taxes
The effective income tax rate was 56.9% for the nine months ended February 28, 2014, compared to 20.9% for the nine months ended February 28, 2013. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. The effective tax rate for the nine months ended February 28, 2013 was also impacted by a non-deductible goodwill impairment charge of $233.0 million, which was treated as a non-deductible permanent difference and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, finalization of the 2012 income tax returns, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, impacted the income tax provision by $(22.8) million, or 32.8% in the nine months ended February 28, 2014. Discrete items impacted the income tax provision by $(34.0) million, or 6.7%, in the nine months ended February 28, 2013, primarily as a result of the tax benefit associated with the reduction of net deferred tax liabilities due to the impairment of intangible assets, as well as the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012 and finalization of the 2011 income tax returns.
Non-GAAP Financial Measures(1)
Adjusted Net Income
Adjusted net income increased to $302.4 million for the nine months ended February 28, 2014, compared to $241.9 million for the nine months ended February 28, 2013, or 12.7% and 10.7% of net sales, respectively.

The 25.0% increase in adjusted net income was driven by lower interest expense, which increased adjusted net income $36.4 million, or 3.1% as a percentage of net sales, reflecting the favorable impact of lower average interest rates on our term loans and bonds as a result of our 2014 and 2013 refinancing activities.
Adjusted EBITDA
Adjusted EBITDA increased to $791.3 million for the nine months ended February 28, 2014 compared to $769.9 million for the nine months ended February 28, 2013, or 33.3% and 33.9% of net sales, respectively.
(1)    See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.
Liquidity and Capital Resources
Cash Flows
The following is a summary of the cash flows by activity for the nine months ended February 28, 2014 and 2013:

(in millions)	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013
Net cash from (used in):
Operating activities	$325.6	$273.8
Investing activities	(308.9)	(433.8)
Financing activities	(164.6)	(130.9)
Effect of exchange rate changes on cash	4.7	15.9
Change in cash and cash equivalents	$(143.2)	$(275.0)
For the Nine Months Ended February 28, 2014 Compared to the Nine Months Ended February 28, 2013
Our cash and cash equivalents were $212.4 million as of February 28, 2014, compared to $217.4 million as of February 28, 2013. We generally maintain our cash and cash equivalents and investments in money market funds, time deposits and debt instruments. Cash and cash equivalents held outside of the United States were $181.8 million as of February 28, 2014. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.
Operating Cash Flows
Net cash provided by operating activities was $325.6 million for the nine months ended February 28, 2014, compared to cash flows provided of $273.8 million for the nine months ended February 28, 2013. The increase in cash from operating activities was primarily related to the $28.5 million decrease in cash paid for interest as a result of our refinancing activities in fiscal years 2014 and 2013 and improvements in working capital, partially offset by increased cash paid for taxes of $20.7 million. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth.

Investing Cash Flows
Net cash used in investing activities was $308.9 million for the nine months ended February 28, 2014, compared to cash used of $433.8 million for the nine months ended February 28, 2013. The decrease in cash used in investing activities was primarily due to the 2012 Trauma Acquisition purchase price of $280.0 million included in the nine months ended February 28, 2013, partially offset by the 2013 Spine Acquisition purchase price of $148.8 million included in the nine months ended February 28, 2014.
Financing Cash Flows
Net cash used in financing activities was $164.6 million for the nine months ended February 28, 2014, compared to cash used in financing activities of $130.9 million for the nine months ended February 28, 2013. The difference was primarily related to the refinancing activities during the fiscal year 2014 and 2013. Additional cash was used for discretionary debt paydown in the nine months ended February 28, 2014, partially offset by increased proceeds under revolvers in fiscal year 2014 and higher refinancing fees of $62.3 million during the nine months ended February 28, 2013.

Balance Sheet Metrics
Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	February 28, 2014	May 31, 2013	February 28, 2013
Days Sales Outstanding(1)	65.2	62.7	65.2
Inventory Turns(2)	1.53	1.50	1.40

(1)	DSO is calculated by dividing the quarter-over-quarter average accounts receivable balance by the last quarter net sales multiplied by 91.25 days.

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.
We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The increase in DSOs compared to May 31, 2013 is primarily due to seasonality factors.

We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns improved compared to May 31, 2013 and February 28, 2013 as a result of improved inventory utilization.
Non-GAAP Disclosures

We use certain non-GAAP financial measures including Adjusted EBITDA and Adjusted net income that differ from financial measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP. Management exercises judgment in determining which types of charges or other items should be excluded from non-GAAP financial measures. Management uses this non-GAAP information internally to evaluate the performance of the core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period-over-period. Additionally, our management is evaluated on the basis of some of these non-GAAP financial measures when determining achievement of their incentive compensation performance targets. We believe that our disclosure of these non- GAAP financial measures provides investors greater transparency to the information used by management for its financial and operational decision-making and enables investors to better understand our period-over-period operating performance. We also believe Adjusted EBITDA and Adjusted net income are widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, tax jurisdictions, capital structures and the methods by which assets were acquired.

We define “Adjusted EBITDA” to mean earnings before interest, taxes, depreciation and amortization, as adjusted for certain expenses. We define “Adjusted net income” to mean earnings as adjusted for certain expenses. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that exclude certain income statement line items, such as interest, taxes, depreciation or amortization, and/or exclude certain expenses, such as certain litigation expenses, acquisition expenses, operational restructuring charges, advisory fees paid to the Principal Stockholders, asset impairment charges, losses on extinguishment of debt, purchase accounting costs, losses on swap liabilities and other related charges.

Adjusted EBITDA and Adjusted net income do not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with GAAP. Adjusted EBITDA and Adjusted net income have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

•     Adjusted EBITDA and Adjusted net income do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•     Adjusted EBITDA and Adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;

•     Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

•     several of the adjustments that we use in calculating Adjusted EBITDA and Adjusted net income, such as asset impairment charges, while not involving cash expense, do have a negative impact on the value our assets as reflected in our consolidated balance sheet prepared in accordance with
GAAP.

Reconciliations of historical net income (loss) to Adjusted EBITDA and Adjusted net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Adjusted EBITDA:
Net income (loss), as reported	$(65.9)	$(304.5)	$(29.9)	$(402.2)
Plus (minus):
Interest expense	81.1	88.8	274.4	310.8
Benefit from income taxes	(14.5)	(32.6)	(39.7)	(106.2)
Depreciation and amortization	135.9	122.7	378.4	364.8
Special items, before amortization from purchase accounting, interest and tax(1)	134.9	389.8	208.1	602.7
Adjusted EBITDA	$271.5	$264.2	$791.3	$769.9

Adjusted net income:
Net income (loss), as reported	$(65.9)	$(304.5)	$(29.9)	$(402.2)
Plus:
Special items, after tax(2)	173.2	399.4	332.3	644.1
Adjusted net income	$107.3	$94.9	$302.4	$241.9

(1)    A reconciliation of special items, before amortization from purchase accounting, interest and tax is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Special items
Certain litigation expenses(a)	$93.0	$23.0	$122.5	$32.4
Acquisition expenses(b)	10.5	2.8	19.9	11.8
Operational restructuring(c)	28.6	23.8	50.9	45.1
Principal Stockholders fee(d)	2.8	2.7	8.2	8.2
Asset impairment(e)	—	334.1	—	334.1
Loss on extinguishment of debt(f)	—	3.4	6.6	171.1
Special items, before amortization from purchase accounting, interest and tax	$134.9	$389.8	$208.1	$602.7

(2)    A reconciliation of special items, after tax is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Special items, before amortization from purchase accounting, interest and tax	$134.9	$389.8	$208.1	$602.7
Amortization from purchase accounting(g)	83.2	70.5	227.5	219.4
Loss on swap liability(h)	—	—	21.8	—
Tax effect(i)	(44.9)	(60.9)	(125.1)	(178.0)
Special items, after tax	$173.2	$399.4	$332.3	$644.1

(a)
Certain litigation, including expenses, settlements and adjustments to reserves during the year, including the metal-on-metal hip products litigation described in Note 16, Contingencies, to the condensed consolidated financial statements contained in Item 1 of this report, that we believe are not reflective of our ongoing operational performance are excluded from non-GAAP financial measures. We incur legal and settlement expenses in the ordinary course of our business, but we believe the items included in this line are unusual either in amount or subject matter. We believe this information is useful to investors in that it aids period-over-period comparability.

(b)
We exclude acquisition-related expenses for the 2012 Trauma Acquisition and 2013 Spine Acquisition from non-GAAP financial measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.

(c)
Operational restructuring charges relate principally to employee severance, facility consolidation costs and building impairments resulting from the closure of facilities. Operational restructuring charges include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. Operational restructuring also includes consulting expenses related to operational initiatives and other related costs. Operational restructuring also includes product rationalization charges to increase efficiencies among our products and reduce product overlap, including steps we take to integrate products we acquire. Operational restructuring also includes the loss on the divestiture of our bracing business in fiscal year 2013. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of ongoing operating results, and they are not used by management to assess ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.

(d)
Upon completion of the 2007 Acquisition, we entered into a management services agreement with certain affiliates of our Principal Stockholders, pursuant to which such affiliates of our Principal Stockholders or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, our Principal Stockholders receive a quarterly monitoring fee equal to 1% of our quarterly Adjusted EBITDA (as defined by our senior secured credit facilities) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of ongoing operating results and they are not used by management to assess ongoing operational performance. In addition, we have excluded these costs from non-GAAP financial measures because the management services agreement will terminate in connection with the completion of our proposed initial public offering. We believe this information is useful to investors in that it provides period-over-period comparability.

(e)
Non-cash asset impairment charges are excluded from non-GAAP financial measures because they are not reflective of our ongoing operational performance or liquidity. During fiscal 2013, we recorded a $233.0 million goodwill impairment charge and a $101.1 million definite and indefinite-lived intangible asset impairment charge associated with our Dental Reconstructive reporting unit. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(f)
Loss on extinguishment of debt charges include write off of deferred financing fees, dealer manager fees and tender/call premium on retirement of bonds. We exclude these charges from non-GAAP measures because they are not reflective of our ongoing operational performance or liquidity. We believe this information is useful to investors in that it provides period-over-period comparability.

(g)
Amortization from purchase accounting adjustments that are related to the 2007 Acquisition, 2012 Trauma Acquisition and 2013 Spine Acquisition are excluded from non-GAAP financial measures. These amortization amounts represent the additional amortization expenses in each period attributable to the step-up of amortizable assets to fair value due to the application of purchase accounting. We believe this information is useful to investors in that it provides period-over-period comparability. Further, these amounts are not used by management to assess ongoing operational performance.

(h)
Loss on swap liability charges include a one-time charge to interest expense related to the termination of our euro-denominated term loans. We believe this information is useful to investors in that it provides period-over-period comparability.

(i)	Tax effect is calculated based upon the tax rates applicable to the jurisdictions where the special items were incurred.

Special Items
The following tables indicate how each of the special items noted above are reflected in our financial statements.

For the Three Months Ended February 28, 2014 and 2013

	Three Months Ended February 28, 2014
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Total
Certain litigation(1)	$81.2	$11.8	$—	$—	$93.0
Acquisition expenses(2)	0.1	10.4	—	—	10.5
Operational restructuring(3)	20.9	7.7	—	—	28.6
Principal Stockholders fee(4)	—	2.8	—	—	2.8
Special items, before amortization from purchase accounting, interest and tax	$102.2	$32.7	$—	$—	$134.9
Amortization from purchase accounting(7)	—	—	—	83.2	83.2
Tax effect(9)	—	—	—	—	(44.9)
Special items, after tax	$102.2	$32.7	$—	$83.2	$173.2

	Three Months Ended February 28, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Goodwill and intangible assets impairment charge	Other (income) expense	Total
Certain litigation(1)	$18.2	$4.8	$—	$—	$—	$—	$23.0
Acquisition expenses(2)	1.9	0.9	—	—	—	—	2.8
Operational restructuring(3)	17.3	3.3	—	—	—	3.2	23.8
Principal Stockholders fee(4)	—	2.7	—	—	—	—	2.7
Asset impairment(5)	—	—	—	—	334.1	—	334.1
Loss on extinguishment of debt(6)	—	—	—	—	—	3.4	3.4
Special items, before amortization from purchase accounting, interest and tax	$37.4	$11.7	$—	$—	$334.1	$6.6	$389.8
Amortization from purchase accounting(7)	—	—	—	70.5	—	—	70.5
Tax effect(9)	—	—	—	—	—	—	(60.9)
Special items, after tax	$37.4	$11.7	$—	$70.5	$334.1	$6.6	$399.4

For the Nine Months Ended February 28, 2014 and 2013

	Nine Months Ended February 28, 2014
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Interest expense	Other (income) expense	Total
Certain litigation(1)	$101.1	$21.4	$—	$—	$—	$—	$122.5
Acquisition expenses(2)	4.7	15.2	—	—	—	—	19.9
Operational restructuring(3)	45.3	5.8	0.1	—	—	(0.3)	50.9
Principal Stockholders fee(4)	—	8.2	—	—	—	—	8.2
Loss on extinguishment of debt(6)	—	—	—	—	—	6.6	6.6
Special items, before amortization from purchase accounting, interest and tax	$151.1	$50.6	$0.1	$—	$—	$6.3	$208.1
Amortization from purchase accounting(7)	—	—	—	227.5	—	—	227.5
Loss on swap liability(8)	—	—	—	—	21.8	—	21.8
Tax effect(9)	—	—	—	—	—	—	(125.1)
Special items, after tax	$151.1	$50.6	$0.1	$227.5	$21.8	$6.3	$332.3

	Nine Months Ended February 28, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Goodwill and intangible assets impairment charge	Other (income) expense	Total
Certain litigation(1)	$23.1	$9.3	$—	$—	$—	$—	$32.4
Acquisition expenses(2)	3.3	8.5	—	—	—	—	11.8
Operational restructuring(3)	35.4	6.3	0.2	—	—	3.2	45.1
Principal Stockholders fee(4)	—	8.2	—	—	—	—	8.2
Asset impairment(5)	—	—	—	—	334.1	—	334.1
Loss on extinguishment of debt(6)	—	—	—	—	—	171.1	171.1
Special items, before amortization from purchase accounting, interest and tax	$61.8	$32.3	$0.2	$—	$334.1	$174.3	$602.7
Amortization from purchase accounting(7)	—	—	—	219.4	—	—	219.4
Tax effect(9)	—	—	—	—	—	—	(178.0)
Special items, after tax	$61.8	$32.3	$0.2	$219.4	$334.1	$174.3	$644.1

(1)
Certain litigation, including expenses, settlements and adjustments to reserves during the year, including the metal-on-metal hip products litigation described in Note 16, Contingencies, to the condensed consolidated financial statements contained in Item 1 of this report, that we believe are not reflective of our ongoing operational performance are excluded from non-GAAP financial measures. We incur legal and settlement expenses in the ordinary course of our business, but we believe the items included in this line are unusual either in amount or subject matter. We believe this information is useful to investors in that it aids period-over-period comparability.

(2)
We exclude acquisition-related expenses for the 2012 Trauma Acquisition and 2013 Spine Acquisition from non-GAAP financial measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.

(3)
Operational restructuring charges relate principally to employee severance, facility consolidation costs and building impairments resulting from the closure of facilities. Operational restructuring charges include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. Operational restructuring also includes consulting expenses related to operational initiatives and other related costs. Operational restructuring also includes product rationalization charges to increase efficiencies among our products and reduce product overlap, including steps we take to integrate products we acquire. Operational restructuring also includes the loss on the divestiture of our bracing business in fiscal year 2013. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of ongoing operating results, and they are not used by management to assess ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.

(4)
Upon completion of the 2007 Acquisition, we entered into a management services agreement with certain affiliates of our Principal Stockholders, pursuant to which such affiliates of our Principal Stockholders or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, our Principal Stockholders receive a quarterly monitoring fee equal to 1% of our quarterly Adjusted EBITDA (as defined by our senior secured credit facilities) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of ongoing operating results and they are not used by management to assess ongoing operational performance. In addition, we have excluded these costs from non-GAAP financial measures because the management services agreement will terminate in connection with the completion of our proposed initial public offering. We believe this information is useful to investors in that it provides period-over-period comparability.

(5)
Non-cash asset impairment charges are excluded from non-GAAP financial measures because they are not reflective of our ongoing operational performance or liquidity. During fiscal 2013, we recorded a $233.0 million goodwill impairment charge and a $101.1 million definite and indefinite-lived intangible asset impairment charge associated with our Dental Reconstructive reporting unit. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(6)
Loss on extinguishment of debt charges include write off of deferred financing fees, dealer manager fees and tender/call premium on retirement of bonds. We exclude these charges from non-GAAP measures because they are not reflective of our ongoing operational performance or liquidity. We believe this information is useful to investors in that it provides period-over-period comparability.

(7)
Amortization from purchase accounting adjustments that are related to the 2007 Acquisition, 2012 Trauma Acquisition and 2013 Spine Acquisition are excluded from non-GAAP financial measures. These amortization amounts represent the additional amortization expenses in each period attributable to the step-up of amortizable assets to fair value due to the application of purchase accounting. We believe this information is useful to investors in that it provides period-over-period comparability. Further, these amounts are not used by management to assess ongoing operational performance.

(8)
Loss on swap liability charges include a one-time charge to interest expense related to the termination of our euro-denominated term loans. We believe this information is useful to investors in that it provides period-over-period comparability.

(9)	Tax effect is calculated based upon the tax rates applicable to the jurisdictions where the special items were incurred.
Other Liquidity Information
We have issued notes, entered into senior secured credit facilities, including term loan facilities, cash flow revolving credit facilities and an asset-based revolving credit facility, all in connection with the Merger and the refinancing activities detailed in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report, all of which are primarily classified as long-term obligations. As of February 28, 2014, we had an outstanding loan in China which we refer to as the “China Facility.” As of February 28, 2014, we had $2.3 million in outstanding borrowings under our China Facility, which has an available line of $20.0 million. There were no borrowings under our cash flow revolving credit facilities and $100.0 million outstanding under our asset-based revolving credit facility as of February 28, 2014. Our term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions that occurred on or after August 2, 2012 pursuant to the restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. As of February 28, 2014, required principal payments of $30.9 million are due within the next twelve months related to our senior secured term loan facilities.

Our revolving borrowing base available under all debt facilities at February 28, 2014 was $695.8 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $100.0 million and $2.3 million under the asset-based revolving credit facility and the China facility, respectively.
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
The results of operations for the nine months ended February 28, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2014 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s 2013 Form 10-K and in this Quarterly Report on Form 10-Q. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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
Item 4. Controls and Procedures.
Management’s evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2014. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet and LVB’s disclosure controls and procedures were effective as of February 28, 2014.
Changes in internal control over financial reporting
There were no changes in Biomet or LVB’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information with respect to legal proceedings can be found in Note 16, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in that note, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 8, Note 16 of the Company’s 2013 Form 10-K.

Item 1A.	Risk Factors
As of February 28, 2014, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s 2013 Form 10-K and Part II, Item 1A. in the Company’s Form 10-Q filed on October 11, 2013, except for the risk factors listed below.
Risks Related to Our Business
A majority of our net sales is derived from our sales of hip and knee reconstructive products.
Sales of our hip and knee products accounted for approximately 51.5%, 55.5%, 55.4% and 51.4% of our net sales for each of the three fiscal years ended May 31, 2013, 2012 and 2011 and nine months ended February 28, 2014, respectively. We expect sales of hip and knee products to continue to account for a significant portion of our net sales. Any event adversely affecting the sale of hip and knee products may, as a result, adversely affect our business, financial condition, results of operations and cash flows.
If we are unable to continue to develop and market new products and technologies in a timely manner, the demand for our products may decrease or our products could become obsolete, and our revenue and profitability may decline.
The market for our products is highly competitive and dominated by a small number of large companies. We are continually engaged in product development, research and improvement efforts. New products and line extensions of existing products represent a significant component of our historical growth. Our ability to continue to grow sales effectively depends on our capacity to keep up with existing or new products and technologies in the musculoskeletal products market.
In addition, if our competitors’ new products and technologies reach the market before our products, our competitors may gain a competitive advantage or our products may be rendered obsolete.
The ultimate success of our product development efforts will depend on many factors, including, but not limited to, our ability to create innovative designs and materials, provide innovative surgical techniques, accurately anticipate and meet customers’ needs, commercialize new products in a timely manner, differentiate our offerings from competitors’ offerings, achieve positive clinical outcomes with new products, satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures, provide adequate medical education relating to new products and manufacture and deliver products and instrumentation in sufficient volumes on time. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. Our competition may respond more quickly to new or emerging technologies, undertake more effective marketing campaigns, adopt more aggressive pricing policies, have greater financial, marketing and other resources than us or may be more successful in attracting potential customers, employees and strategic partners.
Even in the event that we are able to successfully develop innovations, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences, changing demographics, slowing industry growth rates, declines in the reconstructive implant market, the introduction of new products and technologies, evolving surgical philosophies, evolving industry standards or the introduction by our competitors of products embodying new technologies or features. New materials, product designs and surgical techniques that we develop may not be accepted or may not be accepted quickly, in some or all markets, because of, among other factors, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty with respect to third-party reimbursement. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, a higher level of inventory write downs may result. Given these factors, we may be unable to continue our level of success in the industry.
We rely on payments from third-party payors for payment on our products.
In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other healthcare providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of our products. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, demand for our products may decline or we may experience increased pressure to reduce the prices of our products, and we may be unable to sell certain products on a profitable basis, thereby materially adversely impacting our results of operations.
Our results of operations since January 1, 2013 have been and will continue to be impacted by the enactment of the Patient Protection and Affordable Health Care Act (P.L. 111-148). In addition, our business, financial condition, results of operations and cash flows could be significantly and adversely affected if this legislation ultimately results in lower reimbursements for our products or reduced medical procedure volumes or if certain other types of healthcare reform programs are adopted in our key markets.
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive healthcare reform legislation through the passage of the Patient Protection and Affordable Health Care Act (P.L. 111-148) and the Healthcare and Education Reconciliation Act (P.L. 111-152). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of certain medical devices, including most of our products, following December 31, 2012. The excise tax applies to a majority of our medical device products. We do not expect to be able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement per the healthcare law and the recently enacted fiscal cliff legislation, nor do we expect to be able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage because of the demographics of the current uninsured population. The medical device excise tax regulations and interim guidance issued in late 2012 by the U.S. Department of Treasury did little to lessen the burden of complying with the excise tax statute. In addition, the law’s Medicare payment reforms, such as accountable care organizations and bundled payments, could provide additional incentives for healthcare providers to reduce spending on our medical device products and reduce utilization of hospital procedures that use our products. Various healthcare reform proposals have also emerged at the state level. Other than the excise tax, which has affected our results of since January 1, 2013, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or the ultimate effect that federal healthcare reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for procedures that involve our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.
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
As both the U.S. and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization, or ISO. If we fail to adequately address any of these regulations, our business will be harmed.
If pricing pressures cause us to decrease prices for our goods and services and we are unable to compensate for such reductions through product mix and reductions to our expenses, our results of operations will suffer.
We have experienced and expect to continue to experience decreasing prices for the goods and services we offer due to pricing pressure exerted by our customers in response to initiatives sponsored by government agencies, legislative bodies and managed care organizations and other third-party payors to limit the growth of healthcare costs, including price regulation and competitive pricing. Pricing pressure has also increased in our markets due to increased market power of our customers from continued consolidation among healthcare providers, trends toward managed care, the shift towards governments becoming the primary payers of healthcare expenses, and government laws and regulations relating to reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost containment measures could unfavorably affect our future operating results. If we are unable to offset such price reductions through product mix or reductions in our expenses, our business, financial condition, results of operations and cash flows will be adversely affected.

We have incurred losses in the past and may incur losses in the future. If we incur losses over an extended period of time, the value of our common stock could decline.
For each of the three fiscal years ended May 31, 2013, 2012 and 2011, we experienced net losses of $623.4 million, $458.8 million and $849.8 million, respectively. We may not be profitable in future periods. Any failure to become profitable could, among other things, impair our ability to complete future financings or the cost of obtaining financing, and have a material adverse effect on our business. In addition, a lack of profitability could adversely affect the price of our common stock.
Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect our manufacturing operations and related product sales.
We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. We work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability. However, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Further, an increase in demand from other industries which use some of the same metallic alloys or other materials as us (such as the aerospace industry) could reduce the availability or increase the cost of materials used in our products. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and to make our related product sales.
We, like other companies in the orthopedic industry, are involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations.
We are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws and anti-kickback laws, such as the Federal Anti-Kickback Statute and similar state laws. In addition, we are subject to various federal and foreign laws concerning anti-corruption and anti-bribery matters, sales to countries or persons subject to economic sanctions and other matters affecting our international operations. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and VA health programs. These laws are administered by, among others, the DOJ, the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG-HHS, the Securities and Exchange Commission, or SEC, the Office of Foreign Assets Control, the Bureau of Industry and Security of the U.S. Department of Commerce and state attorneys general. The interpretation and enforcement of these laws and regulations are uncertain and subject to change.
In June 2013, we received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting various documents relating to the fitting of custom-fabricated or custom-fitted orthoses, or bracing, to patients in New Jersey, Texas and Washington. We have produced responsive documents and are fully cooperating with the request of the U.S. Attorney’s Office. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.
In September 2010, we received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice Civil Division pursuant to the False Claims Act. The CID requests that we provide documents and testimony related to allegations that OtisMed Corp., Stryker Corp. and our company have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee® (a registered trademark of Otis Med Corporation) knee replacement system. We have produced responsive documents and are fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.
In February 2010, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and our Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’s spinal products. We are cooperating with the request of the Office of the Inspector General. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.
In April 2009, we received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to our non-invasive bone growth stimulators. It is our understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. We received subsequent subpoenas in connection with the investigation in September 2009, June 2010 and February 2011 along with several informal requests for information. We are producing responsive documents and are fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

In April 2009, we became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the U.S. District Court for the District of Massachusetts, where it is currently pending. Biomet, LVB Acquisition, Inc. and several of our competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above-referenced administrative subpoenas. The U.S. government has not intervened in the action. We are vigorously defending this matter and intend to continue to do so. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.
On September 25, 2007, we received a letter from the SEC informing us that it was conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act, or FCPA, in the marketing and sale of medical devices in certain foreign countries by companies in the medical devices industry. The FCPA prohibits domestic concerns, including U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents, from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining an improper advantage. This law also requires issuers of publicly registered securities to maintain records which fairly and accurately reflect transactions and to maintain an adequate system of internal controls. In many countries, hospitals and clinics are government-owned and, therefore, healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. On November 9, 2007, we received a letter from the DOJ requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis.
On March 26, 2012, Biomet resolved the DOJ’s and SEC’s investigations by entering into a Deferred Prosecution Agreement, or DPA, with the DOJ and a Consent to Final Judgment, or Consent, with the SEC. Pursuant to the DPA, the DOJ has agreed to defer prosecution of Biomet in connection with this matter, provided that Biomet satisfies its obligations under the agreement over the three-year term of the DPA. The DOJ has further agreed to not continue its prosecution and seek to dismiss its indictment should Biomet satisfy its obligations under the agreement over the three-year term of the DPA.
In addition, pursuant to the terms of the DPA, an independent external compliance monitor has been appointed to review Biomet’s compliance with the DPA, particularly in relation to Biomet’s international sales practices, for at least the first 18 months of the three-year term of the DPA. The monitor has divided his review into two phases. The first phase consisted of the monitor familiarizing himself with our global compliance program, assessing the effectiveness of the program and making recommendations for enhancement of our compliance program based on that review. The second phase commenced in June 2013 and consists of the monitor testing implementation of his recommended enhancements to our compliance program. The monitor recently identified that certain of our compliance enhancements have been implemented too recently to be satisfactorily tested, and we continue to work with the monitor to allow for such transactional testing. The Consent Biomet entered into with the SEC mirrors the DPA’s provisions with respect to the compliance monitor. Compliance with the DPA requires substantial cooperation of our employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters.
Biomet agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ. The terms of the DPA and the associated monetary penalty reflect Biomet’s full cooperation throughout the investigation. Biomet further agreed in its Consent to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million.
From time to time, we are, and may continue to be, the subject of additional investigations. If, as a result of these investigations described above or any additional investigations, we are found to have violated one or more applicable laws, our business, financial condition, results of operations and cash flows could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to modify those practices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We could be subject to further governmental investigations or actions by other third parties as a result of our settlement with the DOJ and the OIG-HHS.
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
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws
Our business operations and sales in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the FCPA and similar anti-corruption and anti-bribery laws in other jurisdictions.

We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. We train our employees concerning anti-corruption laws and issues and have internal controls and compliance policies and procedures in place for the maintenance of accurate books and records and that prohibit our employees or third-parties acting on our behalf from making improper payments.
From time to time we become aware of allegations of potential improper payments made by our employees or agents. When this happens, we investigate the allegations and, if necessary, remediate the issue and disclose the matter to the appropriate regulators. We cannot provide assurance that our internal controls and procedures will always protect us from reckless or criminal acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.
Our business may be harmed as a result of product liability litigation.
Our involvement in the design, manufacture and sale of medical devices creates exposure to risks of product liability claims alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients, particularly in the United States. In the past, we have received product liability claims relating to our products and anticipate that we will continue to receive claims in the future, some of which could have a material adverse impact on our business. These claims are subject to many uncertainties and outcomes are not predictable. We may incur significant legal expenses regardless of whether we are found to be liable. In addition, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. Our existing product liability insurance coverage may be inadequate to satisfy liabilities we might incur. Moreover, even if any product liability loss is covered by an insurance policy, these policies have substantial self-insured retentions or deductibles that we remain responsible for. Any product liability claim brought against us, with or without merit, can be costly to defend and may negatively impact our ability to obtain third-party insurance coverage in future periods on a cost effective basis or at all.
As of March 27, 2014, we are a defendant in 1,513 product liability lawsuits relating to metal-on-metal hip implants, most of which were filed in 2013. The majority of these cases involve the M2a-Magnum™ hip system, 311 cases involve the M2a-38™ hip system, 47 involve the M2a-Taper™ system, and [six] involve the M2a-Ringloc™ system. The cases are currently venued in various state and federal courts. The cases in federal court have been consolidated in one multi-district proceeding in the U.S. District Court for the Northern District of Indiana.
On February 3, 2014, we announced the settlement of the Multi-District Litigation entitled MDL 2,391 - In Re: Biomet M2A Magnum Hip Implant Product Liability Litigation. As of March 27, 2014, there were 1,396 lawsuits pending in the MDL. Additional lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. We continue to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. As of February 28, 2014, we have accrued $123.5 million for contingencies associated with metal-on-metal hip products, which is increased from $50.0 million as of November 30, 2013.

We believe that the payments under the settlement will exhaust our self-insured retention under our insurance program, which is $50.0 million. If this should occur, we would submit an insurance claim for the amount by which ultimate losses under the settlement exceed the self-insured retention amount. We maintain $100.0 million of third-party insurance coverage. Our insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of our insurance carriers have reserved all rights under their respective policies. We have received a letter from one of our carriers denying coverage, and certain of our other insurance carriers could also deny coverage for some or all of our insurance claims. We continue to believe our contracts with the insurance carriers are enforceable for these claims and the settlement agreement. However, we would be responsible for any amounts that our insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of our third-party insurance coverage. The settlement does not affect certain other claims relating to our metal-on-metal hip products that are pending in various state courts, or other claims that may be filed in the future. We are currently assessing any potential receivables to be recorded for recoveries from the insurance carriers.
On August 27, 2013, we initiated a voluntary recall of 87,601 units of OSSEOTITE®, NanoTite™ and T3® dental implants, of which 34,744 units have been distributed. We have notified regulatory bodies of this recall, which was taken due to discoloration of some implants that did not meet our internal standard for visual inspection. The discoloration was caused by the affected implants coming into contact with residual machining fluid that may have been left on the metal packaging insert for the products. We have determined that there are no known health effects of the residue. The ultimate financial impact with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services and the number of and actual costs to settle any lawsuits filed against us.
Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers. If a product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of our insurance coverage limits, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods.
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
From time to time, we receive notices from third parties of potential intellectual property infringement and receive claims alleging intellectual property infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues.
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
In January 2009, Heraeus Kulzer GmbH, or Heraeus, initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries, alleging that we and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing our new lines of European bone cements. The lawsuit seeks injunctive relief to preclude us from producing and marketing our current line of European bone cements and a judgment requiring that we compensate Heraeus for any damages incurred (which they allege to be in excess of €30.0 million). On December 20, 2012, the trial court ruled that Biomet did not misappropriate trade secrets and consequently dismissed Biomet, Inc., Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH or Biomet Switzerland, remains as the only defendant in the lawsuit and as to it the trial court has ruled that Heraeus Kulzer will not be permitted to review certification materials of Biomet Switzerland for purposes of determining whether there is any evidence that would support a claim of trade secret misappropriation by that entity. The trial court’s decision remains subject to appeal by Heraeus Kulzer and we are continuing to vigorously defend this matter. We can make no assurance as to the final outcome of this matter.
On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. The lawsuit seeks damages in an amount yet to be determined and injunctive relief. Prior to the filing of this lawsuit, on March 8, 2013 we had filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue. We are vigorously defending this matter and believe that our defenses against infringement and patent validity are valid and meritorious. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.
We are involved in legal proceedings that may result in adverse outcomes.
In addition to intellectual property and product liability claims and lawsuits, we are involved in various commercial litigation and claims and other legal proceedings that arise from time to time in the ordinary course of our business. Although we believe we have substantial defenses in these matters, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
The current global economic uncertainties may adversely affect our results of operations.
Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Although the U.S. economy continues to recover from the worst recession in decades, unemployment and consumer confidence have not rebounded as quickly as in some prior recessions, resulting in reduced numbers of insured patients and the deferral of elective reconstructive procedures. Global economic conditions remain uncertain. We believe that European austerity measures implemented to address the ongoing financial crisis contributed to decreased healthcare utilization and increased pricing pressure for some of our products. We cannot assure you that challenges in the global economy will not continue to negatively impact procedure volumes, average selling prices and reimbursement rates from third-party payors, any of which could adversely affect our results of operations. In addition, we have experienced delays in the collection of receivables from hospitals in certain countries that have national healthcare systems, including certain regions in Spain, Italy, Greece and Portugal, which are the countries most directly affected by economic difficulties in the euro zone. Repayment of these receivables is dependent upon the financial stability of the economies of those countries. Continuing high unemployment in the U.S., a worsening of the European financial crisis or a failure to receive payment of all or a significant portion of our European receivables could adversely affect our results of operations.
Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the continuing adverse conditions in the global economy, the recent recessions in Europe and the euro zone crisis could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. These economic developments could affect us in numerous ways, many of which we cannot predict. Among the potential effects could be an increase in our variable interest rates, an inability to access credit markets should we require external financing, a reduction in the purchasing power of our European Union customers due to a deterioration of the value of the euro, and inventory issues due to financial difficulties experienced by our suppliers and customers, including distributors, delays in collection, greater bad debt expense and further impairments of our goodwill and other intangible assets. In addition, it is possible that further deteriorating economic conditions, and resulting federal budgetary concerns, could prompt the federal government to make significant changes in the Medicare program, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions, or the effects these disruptions and conditions could have on us.
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
During the fiscal year ended May 31, 2013, we derived approximately 39% of our net sales from sales of our products outside of the United States, including in emerging markets. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside the United States;

•	differing payment cycles;

•
trade protection measures, import or export licensing requirements and compliance with economic sanctions laws and regulations that may prevent us from shipping our products to a particular market and may increase our operating costs;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	complex data privacy requirements and labor relations laws;

•	labor relations, including relations with Workers’ Councils;

•	the application of U.S., U.K. and other foreign country regulatory and anti-corruption laws to our international operations;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal regulations and labor relations;

•	potentially negative consequences from changes in tax laws (including potential taxes payable on earnings of foreign subsidiaries upon repatriation); and

•	political and economic instability.
In addition, we are subject to risks arising from currency exchange rate fluctuations, which could increase our costs, expose us to counterparty risks and may adversely affect our results. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. In addition, our sales are translated into U.S. dollars for reporting purposes. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on our results of operations.
Any of these factors may, individually or collectively, have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, violations of foreign laws or regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.
We may have additional tax liabilities.
We are subject to income taxes in the United States and many foreign jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be different from our historical income tax provisions and accruals. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Our global manufacturing operations, distribution warehouses, and sales offices are exposed to political and economic risks, commercial volatility, and events beyond our control in the countries in which we operate.
In addition to our principal executive offices, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries and regions, including Canada, Europe, Asia Pacific and Latin America.
We currently conduct manufacturing operations in Jinhua, Zhejiang Province, China and Changzhou, Jiangsu Province, China. Our future business strategy may involve the operation of other manufacturing facilities in China. As a result of this initiative, we are exposed to all the risks inherent in operating in an emerging market like China. In recent years the Chinese economy has undergone various developments, including beginning the transition from a more heavily government influenced-planned economy to a more market-oriented economy. Despite this transition, the Chinese government continues to own significant production assets and exercises significant control over economic growth.
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
Due to these inherent risks, there can be no assurance that we will achieve anticipated benefits from global operations because any of these factors may, individually or collectively, have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business relies on obtaining certain “conflict minerals.”
Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act currently or in the future will require us to report on certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as “conflict minerals,” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo, or DRC, and adjoining countries. The implementation of these requirements could affect the sourcing, pricing and availability of minerals used in certain of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals. We may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.
Inventory may become obsolete due to shortened product life cycles, reduced product demand or changes in market conditions, resulting in inventory write-downs that may adversely affect our results of operations, possibly materially.
In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve of sizes, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. We make estimates regarding the future use of these products and provide a provision for excess and obsolete inventory. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would adversely affect our business, financial condition, results of operations and cash flows.
We may not be able to protect our intellectual property rights, which could materially affect our business.
We rely on a variety of intellectual property rights (including patents, trademarks, copyrights and trade secrets) to protect our proprietary technology and products. These legal means, however, afford only limited protection and may not adequately protect our rights. The laws of some of the countries in which our products are or may be sold may not protect our intellectual property rights to the same extent as U.S. laws or at all or effective enforcement of such intellectual property rights may not be available. Our ability to obtain, protect and enforce our intellectual property rights is subject to general litigation or third-party opposition risks, as well as the uncertainty as to the registrability, patentability, validity and enforceability of our intellectual property rights in each applicable country.
The patents we own may not be of sufficient scope or strength to provide us with significant commercial protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes that are similar to ours without infringing on our intellectual property rights. In addition, we cannot be certain that any of our pending patent applications will be issued or that the scope of the claims in our pending patent applications will not be significantly narrowed or determined to be invalid. In addition, each patent has a specific non-renewable term, which would allow a third party to make a product covered by an expired patent.
We rely on our trademarks to distinguish our products from the products of our competitors, and have registered or applied to register a number of these trademarks. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing these new brands.
We seek to protect our trade secrets and know-how in part with confidentiality agreements with our vendors, employees, consultants and others who may have access to proprietary information. We cannot be certain, however, that these agreements will not be breached, adequate remedies for any breach would be available or our trade secrets and know-how will not otherwise become known to or be independently developed by our competitors.
If a competitor infringes our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult and time consuming. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or desire to defend our intellectual property rights against challenges or to enforce our intellectual property rights.
We rely on licenses from third parties to certain technology and intellectual property rights for some of our products and the licenses we currently have could terminate or expire.
We license from third parties intellectual property used in some of our products or services. Our licensors may breach or otherwise fail to perform their obligations. Furthermore, our licenses may expire or our licensors may claim that we have breached our agreement or may otherwise attempt to terminate their license agreements with us. Challenges to such third parties’ intellectual property rights may be brought against us directly or against the licensor, and we cannot guarantee that such third-party intellectual property rights provide us with meaningful protection. The expiration of intellectual property we license may further enable third parties to offer products that are competitive with ours. Further, we cannot guarantee that renewals of current licenses upon their expiration or that future third party intellectual property rights that we may need or that may be useful will be available to us for license or, even if they are, that the terms of such licenses will be financially and commercially viable.
The conditions of the U.S. and international capital markets may adversely affect our ability to access the credit or capital markets.
We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs and capital expenditures and service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money to support our operations and meet our obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

We rely on financial institutions to fund credit commitments to us.
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
Our revenues and profitability depend largely on the ability of independent sales agents and distributors to sell our products to customers. Because the independent distributor manages the customer relationships within its territory (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost. In addition, in certain countries outside the United States, we could experience delays in amending or transferring our product registrations. Also, because we do not control a distributor’s sales agents, there is a risk we will be unable to ensure that our sales processes and priorities will be consistently communicated and executed by the distributor. Typically, these agents and distributors have developed long-standing relationships with our customers and provide our customers with the necessary training and product support relating to our products. If we fail to retain our existing relationships with these agents and distributors or establish relationships with different agents and distributors, our business, financial condition, results of operations and cash flows may be negatively impacted.
We may record future goodwill and/or intangible impairment charges related to one or more of our reporting units, which could materially adversely impact our results of operations.
We test our goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year to determine whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. We test these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates and discount rates. These assumptions are uncertain and by nature can vary from actual results. Various future events could have a negative impact on the fair value of our reporting units’ goodwill and indefinite lived intangibles when the annual or interim impairment test is completed. The events include, but are not limited to:

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
If the operating performance at one or more of our business units falls significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for one or more of our businesses decline, we could be required, under current U.S. accounting rules, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.
In fiscal year 2013, we recorded a $240.0 million goodwill asset impairment charge related to our Europe reporting unit, primarily related to the impact of continued austerity measures on procedural volumes and pricing in certain European countries when compared to our prior projections used to establish the fair value of goodwill.
In fiscal year 2013, we recorded a $327.4 million goodwill and definite and indefinite-lived intangible assets impairment charge related to our dental reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends when compared to our prior projections used to establish the fair value of goodwill and intangible assets.
We have $66 million of goodwill at our dental reconstructive reporting unit that is at a higher risk of impairment as the difference between the carrying value and fair value of the reporting unit was estimated to be approximately 10% as of February 28, 2014. We use the discounted cash flow model to value the reporting unit. The critical assumptions in the discounted cash flow model are revenues, operating margins and discount rate assumptions. These assumptions are developed by reporting unit management based on industry projections for the countries in which the reporting unit operates, as well as reporting unit specific facts. If the reporting unit were to experience sales declines in the U.S. market or be exposed to enhanced and sustained pricing and volume pressures in our international markets, there would be an increased risk of impairment of goodwill for the dental reporting unit.
A natural or man-made disaster could have a material adverse effect on our business.
We have manufacturing operations located throughout the world. However, a significant portion of our products are produced at and shipped from our facility in Warsaw, Indiana, including all of our production of E1® polyethylene components. In the event that this facility is severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to shift production to our other facilities and/or rely on third-party manufacturers and may result in our having to cease production of certain products, such as E1® polyethylene components, for a significant period of time. Our existing business interruption insurance coverage may be inadequate to satisfy liabilities we might incur in such a situation. If a business interruption claim or series of claims is in excess of our insurance coverage limits, or is not otherwise covered in whole or in part by our insurance coverage, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.
Failure to successfully integrate acquired businesses into our operations or to otherwise successfully execute strategic transactions could adversely affect our business.
We may, from time to time, consider and take advantage of selected opportunities to grow by acquiring businesses whose operations or product lines fit well within our existing businesses or whose geographic location or market position would enable us to expand into new markets, as well as companies with whom we could form strategic alliances or enter into arrangements with to develop or exploit intellectual property rights. Our ability to implement this expansion strategy will, however, depend on whether any suitable businesses are available at suitable valuations and how much money we can spend. Any acquisition that we make could be subject to a number of risks, including failing to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator despite any investigation we may make before the acquisition, our overvaluing the assets of the acquired company, our inability to assimilate the operations and personnel of the acquired company, the loss of key personnel in the acquired company and any adverse impact on our financial statements from the amortization of acquired intangible assets or the creation of reserves or write-downs. These risks could be increased if we need to integrate geographically separated organizations, personnel with disparate business backgrounds and companies with different corporate cultures. Any such acquisition and resulting integration process may result in the need to allocate more resources to integration and product development activities than originally anticipated, the diversion of management’s time (which could adversely affect management’s ability to focus on other more profitable projects), the inability to realize the expected benefits, savings or synergies from the acquisition or the incompatibility of the priorities of any strategic partners with ours. We may not be able to adequately meet these challenges, and any failure to do so could adversely affect our business, financial condition, results of operations and cash flows. In addition, if we incur additional indebtedness to finance these acquisitions, the related risks we face from our already substantial level of indebtedness could intensify.
On June 15, 2012, we announced the initial closing of the previously announced $280.0 million acquisition of the worldwide trauma business of DePuy Orthopaedics, Inc. During the first and second quarters of fiscal year 2013, subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012. On October 5, 2013, we and our wholly-owned subsidiaries EBI Holdings, LLC, a Delaware limited liability company, or EBI, and LNX Acquisition, Inc., a Delaware corporation, or Merger Sub, entered into an Agreement and Plan of Merger with Lanx, Inc., a Delaware corporation, or Lanx. On October 31, 2013, Merger Sub merged with and into Lanx and the separate corporate existence of Merger Sub ceased. Our integration of the operations of the acquired businesses requires significant efforts, including the coordination of complex information technology environments, research and development, sales and marketing, operations, manufacturing and finance.
The integration efforts related to the acquisitions described above require significant resources and involve significant amounts of management’s time that cannot be dedicated to other initiatives. We may not be able to adequately meet these challenges, and any failure to do so could adversely affect our business, financial condition, results of operations and cash flows.
We are increasingly dependent on sophisticated information technology and if we fail to properly maintain the integrity of our data, our business could be adversely affected.
We are increasingly dependent on sophisticated information technology systems for our products and infrastructure. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security and other processes necessary to manage our business. As a result of technology upgrades, recently enacted regulations, improvements in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and keep information technology systems current. In addition, our obligations to protect patient and customer information have increased significantly. Third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. While we have invested in the protection of data and information technology, there can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems keep pace with continuing changes in information processing technology, will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of these systems could have a material adverse effect on our business.
We could incur significant costs complying with environmental and health and safety requirements, or as a result of liability for contamination or other harm caused by hazardous materials that we use.
Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials, discharge to air and water, the cleanup of contamination and occupational health and safety matters. We cannot eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any contamination or injury. Under some environmental laws and regulations, we could also be held responsible for costs relating to any contamination at our past or present facilities and at third party waste disposal sites where we have sent wastes. These could include costs relating to contamination that did not result from any violation of law, and in some circumstances, contamination that we did not cause. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, which could be material.
Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under our credit facilities, the notes and any other outstanding indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
We are highly leveraged. As of February 28, 2014 we had total indebtedness of $5,831.7 million (compared to total indebtedness of $5,966.4 million as of May 31, 2013). For more information regarding our existing indebtedness, see “Description of Certain Indebtedness.”
Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under such instruments;

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

•
place us at a competitive disadvantage compared to our competitors that are less highly leveraged and therefore able to take advantage of opportunities that our indebtedness prevents us from exploiting;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and

•
limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development, debt service requirements, execution of our business strategy and other corporate purposes.

Restrictions imposed by our indentures, our senior secured credit facilities and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business and also require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us. The agreements governing our indebtedness restrict our and our restricted subsidiaries’ ability, among other things, to:

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
The terms of our senior secured credit facilities also restrict us from conducting any business or operations other than, among others, (i) owning Biomet, (ii) maintaining our legal existence, (iii) performing our obligations with respect to the senior secured credit facilities and the indentures governing the notes, (iv) publicly offering common stock of LVB Acquisition, Inc., (v) financing activities, including the issuance of securities, incurrence of debt, payment of dividends, making contributions to the capital of its subsidiaries and guaranteeing the obligations of its subsidiaries, or (vi) providing indemnification to our officers and directors.
In addition, if borrowing availability under our senior secured revolving credit facilities is less than 10% of the sum of aggregate commitments under our asset-based revolving credit facility and the revolving credit commitments under our cash flow credit facilities at any time, we are required to maintain a fixed charge coverage ratio as of the end of the most recently ended fiscal quarter that must be greater than or equal to 1.00 to 1.00. In the event of a default under any of our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable. If the indebtedness under our senior secured credit facilities, or our notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could limit our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and indentures restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Risks related to Government Regulation of our Products
Our business, financial condition, results of operations and cash flows could be significantly and negatively affected by substantial government regulations.
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Overall, there appears to be a trend toward more stringent regulation worldwide, and we do not anticipate this trend to dissipate in the near future.
In general, the development, testing, labeling, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. We are also required to implement and maintain stringent reporting, labeling and record keeping procedures. More specifically, in the United States, both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. Compliance with the FDA’s requirements, including the Quality System regulation, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action or other forms of enforcement.
In addition, the medical device industry also is subject to many complex laws and regulations governing Medicare and Medicaid reimbursement and targeting healthcare fraud and abuse, with these laws and regulations being subject to interpretation. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.
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

•
the exclusion of our products from being reimbursed by federal and state healthcare programs (such as Medicare, Medicaid, Veterans Administration, or VA, health programs and Civilian Health and Medical Program Uniformed Service, or CHAMPUS; and

•	other civil or criminal sanctions against us.
Any of these actions, in combination or alone, or even a public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In the United States, if the FDA were to conclude that we are not in compliance with applicable laws or regulations or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of payment of such devices, refuse to grant pending premarket approval applications, refuse to provide certificates to foreign governments for exports, and/or require us to notify healthcare professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the DOJ. Adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.
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
As both the U.S. and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization, or ISO. If we fail to adequately address any of these regulations, our business will be harmed.
If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA, unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining or life-supporting devices, and devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.
Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.
Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products internationally, we may be subject to rigorous international regulation in the future. In these circumstances, we would rely significantly on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.
Failure to receive clearance or approval for our new products would have an adverse effect on our business.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.
Modifications to our existing products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance.
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA. Where we determine that modifications to our products require a new 510(k) clearance or a PMA, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, we must notify the agency that verified the product complies with relevant standards, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
With respect to PMA approved products, a new PMA or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Premarket approval supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.
A manufacturer may determine that a modification does not require a new clearance or approval. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
Failure to obtain regulatory approval in additional foreign jurisdictions will prevent us from expanding the commercialization of our products abroad.
We currently market, and intend to continue marketing, our products in a number of international markets. Although certain of our products have been approved for commercialization in many global markets, including, among others, the European Union, in order to market our products in other foreign jurisdictions, we must obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in foreign markets.
Clinical trials necessary to support any future PMA will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new PMA products and will adversely affect our business, operating results and prospects.
Clinical trials are generally required to support a PMA and are sometimes required for 510(k) clearance. Such trials, if conducted in the United States, generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent that complies with FDA requirements, state and federal privacy regulations and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Additionally, we may decide at any time, for business or other reasons, to terminate a study. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA. Even if a study is completed and submitted to the FDA, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product. In addition, the FDA may perform a bioresearch monitoring inspection of a study and if it finds deficiencies, we will need to expend resources to correct those deficiencies, which may delay clearance or approval or the deficiencies may be so great that FDA could refuse to accept all or part of our data or trigger enforcement action. Indeed, if the FDA were to find that we or our clinical investigators are not operating in compliance with applicable regulations, we could be subject to FDA enforcement action as well as refusal to accept all or part of our data in support our 510(k) or PMA and/or we may need to conduct additional studies.
Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.
If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.
We do not have the ability to independently conduct our pre-clinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.
The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.
Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.
If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
The manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for each of our products is subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. For example, from July 29, 2013 through August 2, 2013, the FDA conducted an inspection of our 3i facility in Palm Beach Gardens Florida. A Form 483 was provided to us at the conclusion of the inspection. In the FDA’s most recent Form 483, eight inspectional observations were identified. We submitted a response to the FDA on August 22, 2013, which identified our proposed corrective actions to address the FDA’s observations. We also have met with the agency regarding this response and have provided monthly updates regarding the status of our corrective action plan. Whether the FDA will accept our response is uncertain. If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could initiate an enforcement action, including any of the actions identified below.
The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.
If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.
Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We have initiated certain voluntary recalls involving products that have been distributed to our customers and may take additional such actions in the future. Though we have reported a majority of these recalls to the FDA, we believe that certain of those recalls did not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Any future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action, detailed above, for failing to report the recalls when they were conducted.
If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. All manufacturers placing medical devices in the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant regulatory authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant regulatory authority would file an initial report, and there would then be a further inspection or assessment if there are particular issues. This would be carried out either by the relevant regulatory authority or it could require that the agency that verified the product complies with relevant standards carry out the inspection or assessment.
Any such adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Adverse events involving our products have been reported to us in the past, and we cannot guarantee that they will not occur in the future. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.
Our promotional materials and training methods regarding surgeons must comply with FDA and other applicable laws and regulations. We believe that the specific surgical procedures and claims for which our products are marketed fall within the scope of their applicable 510(k) clearances or PMA approvals. However, the FDA could disagree and require us to stop promoting our products for specific procedures, uses or claims until we obtain FDA clearance or approval for them. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.
Legislative or regulatory reforms in the United States and abroad may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute our products after approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	additional studies, including clinical studies;

•	recall, replacement, or discontinuance of one or more of our products;

•	the payment of additional taxes; or

•	additional record keeping.
For example, the FDA recently adopted rules to establish a Unique Device Identification, or UDI, system, which will require that most medical devices distributed in the United States carry a unique device identifier. We expect that adoption of the UDI system will result in significant cost to implement and to maintain compliance. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Each of these would likely entail substantial time and cost and could materially harm our business and our financial results.
Certain of our stockholders have the right to engage in the same or similar business as us.
Our Principal Stockholders have other investments and business activities in addition to their ownership of us. Our Principal Stockholders have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If our Principal Stockholders or any of their directors, officers or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.
In the event that any of our directors or officers who is also a director, officer or employee of our Principal Stockholders acquires knowledge of a corporate opportunity or is offered a corporate opportunity, such person will be, to the fullest extent permitted by law, deemed to have fully satisfied his or her fiduciary duties owed to us and will not be liable to us if our Principal Stockholders, individually or collectively, pursue or acquire the corporate opportunity or do not present the corporate opportunity to us so long as such knowledge was not acquired solely as the result of an express, written offer to such person his or her capacity as our director or officer and such person acts in good faith.

Item 6.	Exhibits.
(a) Exhibits. See Index to Exhibits.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
LVB ACQUISITION, INC.
BIOMET, INC.

Date:	April 7, 2014	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date:	April 7, 2014	By:	/S/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1†	Stockholders Agreement, dated April 25, 2008, by and between LVB Acquisition, Inc. and Dane A. Miller Trust.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.