Form 10-Q/A
period 2014-02-28
LVB Acquisition, Inc.; BIOMET INC
filed 2014-04-14
CIK 1402366, 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

LVB ACQUISITION, INC.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

BIOMET, INC.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

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

BIOMET, INC.    Yes  ☐    No  ☒

The number of shares of the registrants’ common stock outstanding as of March 31, 2014:

LVB ACQUISITION, INC.                 552,401,196 shares of common stock

BIOMET, INC.                                    1,000 shares of common stock

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to LVB Acquisition, Inc. (“LVB”) and Biomet, Inc.’s (“Biomet”) Form 10-Q for the period ended February 28, 2014, filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2014 (the “Original 10-Q”), is to amend Part II Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

In accordance with applicable SEC rules, this Amendment includes new certifications required under the Securities and Exchange Act of 1934, as amended, dated as of the filing date of this Amendment.

Except for the item amended in this Amendment described above, we have not updated items in this Amendment to reflect events occurring after the Original 10-Q date. Accordingly, this Amendment should be read in conjunction with the Original 10-Q and LVB and Biomet’s subsequent filings with the SEC.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities.

The following table provides information regarding LVB’s sale of common shares in connection with the exercise by certain holders of options issued pursuant to its 2007 Management Equity Incentive Plan during the fiscal year to date. In each sale, the exercise price paid was $7.88 per share for an aggregate offering price of $627,382. The sales were exempt from registration under Section 4(a)(2) of the Securities Act. Biomet had no sales of equity securities in this period.

Date of Sale	Number of Shares
August 21, 2013	28,550
October 24, 2013	8,417
January 17, 2014	37,500
February 6, 2014	150
February 7, 2014	5,000

Total	79,617

Issuer purchases of equity securities

None.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVB ACQUISITION, INC.

BIOMET, INC.

Date: April 11, 2014	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: April 11, 2014	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†	Stockholders Agreement, dated April 25, 2008, by and between LVB Acquisition, Inc. and Dane A. Miller Trust.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Management contract or compensatory plan or arrangement.
*	Previously filed.