Form 10-K
period 2014-05-31
LVB Acquisition, Inc.; BIOMET INC
filed 2014-08-20
CIK 1402366, 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
_________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2014.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
LVB ACQUISITION, INC.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
BIOMET, INC.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

LVB ACQUISITION, INC.	Yes	☐	No	☒
BIOMET, INC.	Yes	☐	No	☒

As of May 31, 2014, there was no established public trading market for any of the common stock of the registrants.
The number of shares of the registrants’ common stock outstanding as of July 31, 2014:

LVB ACQUISITION, INC.	552,486,996 shares of common stock
BIOMET, INC.	1,000 shares of common stock
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by, or that include the words “believe,” “could,” “expect,” “forecast,” “intend,” “may,” “anticipate,” “plan,” “predict,” “possibly,” “project,” “potential,” “estimate,” “should,” “will” or similar expressions. These statements include, but are not limited to, statements related to:

•	the impact of the announcement of our anticipated merger with Zimmer Holdings, Inc. (“Zimmer”);

•	the timing and number of planned new product introductions;

•	the effect of anticipated changes in the size, health and activities of the population or on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market categories;

•	our ability and intent to expand in key international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability of raw materials;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of products currently being developed;

•	our ability to successfully implement new technologies and transition certain manufacturing operations, including transitions to China;

•	our ability to manage working capital and generate adequate cash flows to service outstanding debt;

•	our ability to sustain sales and earnings growth;

•	our success in achieving timely approval or clearance of our products with domestic and foreign regulatory entities;

•	our success in implementing our operational improvement programs;

•	the stability of certain foreign economic markets;

•	the effect of foreign currency fluctuations on our results;

•	the impact of anticipated changes in the musculoskeletal industry and our ability to react to and capitalize on those changes;

•	our ability to successfully implement desired organizational changes;

•	the impact of our managerial changes;

•	our ability to take advantage of technological advancements;

•	our reliance on our private equity stockholders;

•	our $5,720.4 million of total indebtedness outstanding as of May 31, 2014, and our ability to incur additional indebtedness in the future; and

•	our inability to generate sufficient cash in order to meet our debt service obligations.
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
Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this annual report will prove to be accurate. The inclusion of a forward-looking statement in this annual report should not be regarded as a representation by us that our objectives will be achieved. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those projected by any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ from those contained in forward-looking statements made or incorporated by reference in this annual report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, results of operations and cash flows and may include, but are not limited to, factors discussed under the heading “Risk Factors” and the following:

•
the inability to obtain regulatory approvals of our proposed merger with Zimmer Holdings, Inc. (including the approval of antitrust authorities necessary to complete the transaction) on the terms desired or anticipated; the timing of such approvals and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction;

•	the risk that a condition to closing our proposed merger with Zimmer may not be satisfied on a timely basis or at all;

•	the risk that the our proposed merger with Zimmer fails to close for any other reason;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to our proposed merger with Zimmer;

•
the effect of the announcement of the proposed merger on Zimmer’s and Biomet’s relationships with their respective customers, vendors and lenders and on their respective operating results and businesses generally;

•	changes in general economic conditions and interest rates;

•	changes in the availability of capital and financing sources;

•	changes in competitive conditions and prices in our markets;

•	changes to the regulatory environment for our products, including national health care reform;

•	the effects of incurring or having incurred a substantial amount of indebtedness under our 6.500% senior notes, 6.500% senior subordinated notes and senior secured credit facilities;

•	the effects upon us of complying with the covenants contained in our senior secured credit facilities and the indentures governing our 6.500% senior notes and 6.500% senior subordinated notes;

•
restrictions that the terms and conditions of indentures governing our 6.500% senior notes and 6.500% senior subordinated notes and our senior secured credit facilities may place on our ability to respond to changes in our business or take certain actions;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	the effect of foreign currency fluctuations on our results;

•	changes in other significant operating expenses;

•	decreases in sales of our principal product lines;

•	slowdowns or inefficiencies in our product research and development efforts;

•	increases in expenditures related to increased government regulation of our business;

•	developments adversely affecting our sales activities inside or outside the United States;

•	decreases in reimbursement levels by our customers, including certain of our foreign government customers that are experiencing financial distress;

•	differences in transitioning certain manufacturing operations to China and other locations;

•	challenges in effectively implementing restructuring and cost saving initiatives;

•	increases in cost-containment efforts from managed care organizations and other third-party payors;

•	loss of our key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining existing independent sales agents of our products;

•	potential future goodwill and/or intangible impairment charges;

•	inability to obtain, protect or enforce our intellectual property rights;

•	unanticipated expenditures related to litigation; and

•	failure to comply with the terms of the Deferred Prosecution Agreement.
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

Overview
We are one of the largest orthopedic medical device companies in the world, with operations in more than 50 locations and distribution in more than 90 countries. We design, manufacture and market surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. Our product offerings include:

•	Reconstructive Products-Hips and Knees

•	Sports, Extremities and Trauma (S.E.T.) Products

•	Spine, Bone Healing and Microfixation Products

•	Dental Reconstructive Products

•	Cement, Biologics and Other Products
Since our founding in 1977, we have grown to nearly 9,000 employees and generated more than $3.0 billion of net sales in our most recent fiscal year. We believe that our success is largely attributable to our dedication to excellence in product engineering and innovation, and our responsiveness to our customers through service and support. In recent years, we have built on our core competencies in hip and knee reconstructive products by expanding our business into higher-growth categories, such as sports medicine, extremities and trauma, and in our higher-growth international markets.
General
The principal asset of LVB is the ownership of 100% of the common stock of Biomet, Inc., which is an operating company. Biomet, Inc., an Indiana corporation incorporated in 1977, is one of the largest orthopedic medical device companies in the United States and worldwide with operations in more than 50 locations throughout the world and distribution in approximately 90 countries. Biomet, Inc.’s principal operating subsidiaries include Biomet U.S. Reconstruction, LLC; Biomet Orthopedics, LLC; Biomet Manufacturing, LLC; Biomet Europe BV; EBI, LLC; Biomet 3i, LLC; Biomet International Ltd.; Biomet Microfixation, LLC; Biomet Sports Medicine, LLC; Biomet Trauma, LLC; and Biomet Biologics, LLC. Unless the context requires otherwise, the term “LVB,” “Biomet,” “Company,” “we,” “our”, or “us” refers to LVB Acquisition, Inc. and all of its subsidiaries. We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 35 years, we have applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.
Merger with Zimmer Holdings, Inc.
On April 24, 2014, LVB, a Delaware corporation, which owns all of the outstanding shares of common stock of Biomet, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Zimmer Holdings, Inc., a Delaware corporation, and Owl Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Zimmer. Zimmer and LVB currently expect to complete the merger in the first quarter of 2015, subject to the receipt of regulatory approvals and the satisfaction or waiver of the other conditions to the merger contained in the Merger Agreement. However, it is possible that factors outside the control of Zimmer and LVB could require Zimmer and LVB to complete the merger at a later date or not complete it at all.
LVB Acquisition Holding, LLC (“Holdings”) and the Principal Stockholders (as defined below) have entered into a voting agreement with Zimmer (the “Voting Agreement”). Under the Voting Agreement, Holdings agreed to execute and deliver a written consent with respect to the shares of LVB common stock owned by it, adopting the Merger Agreement and approving the merger. As of July 31, 2014, Holding owns approximately 536,034,330 shares, or 97.16%, of our common stock outstanding. Therefore, pursuant to the voting agreement, we expect to receive written consents sufficient to approve our proposed merger with Zimmer.

Under the Merger Agreement, LVB will be acquired for an aggregate purchase price based on a total enterprise value of $13.35 billion, which will consist of $10.35 billion in cash (which is subject to adjustment) and 32,704,677 shares of Zimmer common stock (which number of shares represents the quotient of $3.0 billion divided by $91.73, the volume weighted average price of Zimmer’s common stock on the New York Stock Exchange for the five trading days prior to the date of the Merger Agreement). According to Zimmer’s Form 10-Q filed on August 7, 2014, in connection with the merger, Zimmer expects to pay off all of the outstanding funded debt of LVB, totaling $5,681.8 million as of July 31, 2014 and its subsidiaries, and the aggregate cash merger consideration paid by Zimmer at the closing will be reduced by such amount. Zimmer is expected to fund the cash portion of the merger consideration and the repayment of the outstanding funded debt of LVB and its subsidiaries with a combination of new debt and cash on hand. The closing of the merger is not conditioned on the receipt of any debt financing by Zimmer. Zimmer, however, is not required to consummate the merger until the completion of a 15 consecutive business day marketing period.
Transactions with the Principal Stockholders
On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “2007 Merger Agreement.” Pursuant to the 2007 Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”). Approximately 82% of the outstanding Shares were tendered to Purchaser in the Offer. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of its shareholders voted to approve the proposed merger, and LVB acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger, with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of LVB. Approximately 97% of the outstanding shares of LVB common stock are owned by Holdings, an entity controlled collectively by a consortium of private equity funds affiliated with private equity funds affiliated with the Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. and TPG (which we refer to collectively as our “Principal Stockholders”) and their co-investors.

Our product categories

We offer one of the most comprehensive portfolios of products, as well as the associated instrumentation, in the orthopedic and dental markets, as described below:

Reconstructive Products-Hips and Knees. Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the affected area of the joint and the implantation of one or more manufactured components. Our fiscal 2014 net sales were $649.2 million (20.1% of total net sales) for hip products and $995.7 million (30.9% of total net sales) for knee products.

Sports, Extremities and Trauma (S.E.T.) Products. In sports medicine, we primarily manufacture and market a line of procedure-specific products for the repair of soft tissue injuries, most commonly used in the knee and shoulder. Extremity systems comprise a variety of joint replacement systems, primarily for the shoulder, elbow and wrist. Trauma hardware includes internal and external fixation products used by orthopedic surgeons to set and stabilize fractures, primarily for upper and lower extremities. Our fiscal 2014 net sales for S.E.T. products were $647.5 million (20.1% of total net sales).

Spine, Bone Healing and Microfixation Products. Our spinal products include traditional, minimally-invasive and lateral access spinal fusion and fixation systems, implantable electrical stimulation products for spinal applications and osteobiologics, including allograft services. Our bone healing products include non-invasive electrical stimulation devices designed to stimulate bone growth in the posterior lumbar spine and appendicular skeleton. Our microfixation products primarily include neuro, craniomaxillofacial, or CMF, and cardiothoracic products for fixation and reconstructive procedures. Our fiscal 2014 net sales for spine, bone healing and microfixation products were $446.7 million (13.9% of total net sales).

Dental Reconstructive Products. Our dental reconstructive products are designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive products and related instrumentation, bone substitute materials, regenerative products and materials,

CAD/CAM copings and implant bridges. Our fiscal 2014 net sales for dental reconstructive products were $259.1 million (8.0% of total net sales).

Cement, Biologics and Other Products. We manufacture and distribute numerous other products, including bone cement and accessories, autologous blood therapy products and services, operating room supplies, general surgical instruments, wound care products and other surgical products. Our fiscal 2014 net sales for cement, biologics and other products were $225.2 million (7.0% of total net sales).

Consistent with our heritage of engineering excellence and innovation, our product portfolio incorporates a number of advanced, highly-differentiated technologies that are applicable across multiple product categories, allowing us to magnify our market impact and leverage our research and development investments. These cross-platform technologies include specialized materials designed to improve the longevity of implants, proprietary surfaces and coatings to allow for biologic fixation, and patient-specific implants and positioning guides designed using CT or MRI imaging data.
Complete references, product information and product reference material, including indications, contraindications, risks and warnings can be obtained from us on request.
Reconstructive Products —Hips and Knees
Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the affected area of the joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our primary orthopedic reconstructive joints are hips and knees. We also produce the associated instruments required by orthopedic surgeons to implant our reconstructive products.

Category	Net Sales for the year ended May 31, 2014 (% of total)
Hip reconstructive products	$649.2 million (20.1%)

Key Products	Description
Taperloc Complete Hip System	Biomet’s flagship primary hip replacement product, which has demonstrated 99% survivorship over a 22-26 year post-operative period.*

G7 Acetabular System	Our multi-bearing acetabular cup system for use in hip replacement surgery, featuring next-generation instrumentation designed to increase operating room efficiency

Arcos Modular Femoral Revision System	Comprehensive, modular system designed for reconstruction of femoral revision surgery defects

*
According to McLaughlin JR, Lee KR, Orthopedics, 2010 Sep 7; 33(9): 639. The lead author, Dr. J.R. McLaughlin, was a paid Biomet consultant during the preparation and publication of the study, as disclosed in the published paper.

Hip reconstructive products. A total hip replacement involves the replacement of the head and neck of the femur and the diseased and damaged bone of the acetabulum, and may occur as an initial joint replacement procedure or as a revision procedure, which may be required to replace, repair or enhance the initial implant. We offer a broad array of femoral and acetabular systems, each in a variety of sizes and configurations, designed to address varying patient conditions and surgeon preferences.
Our flagship hip stem is the Taperloc Complete Hip System. The Taperloc Complete Hip System modernizes the Taperloc Hip System, a proven technology which has demonstrated 99% survivorship over a 22-26 year post-operative period, as noted in the above cited article. The Taperloc Complete Hip System offers a series of implant and instrument options, and is compatible with minimally-invasive anterior surgical techniques.

Our newest hip replacement product is the G7 Acetabular System, which we introduced globally in late 2013. Among other innovations, the G7 Acetabular System features unique color coding and instrumentation delivery to simplify the procedure in the operating room. The system allows surgeons to choose from a variety of articular bearing components, including our ArComXL or E1 polyethylene, or our ceramic bearing. Additionally, the G7 acetabular system can be used in conjunction with our Signature patient-specific guides for acetabular positioning and alignment, arguably the most critical clinical issues in hip replacement.
We also offer the Arcos Modular Femoral Revision System, a comprehensive system to meet the demands of complex revision surgery. It features numerous interchangeable and modular components.

Category	Net Sales for the year ended May 31, 2014 (% of total)
Knee reconstructive products	$995.7 million (30.9%)

Key Products	Description

Vanguard Complete Knee System	Our flagship brand for total knee replacement and revisions, offering advanced sizing options and patented interchangeability of femoral and tibial components

Oxford Partial Knee	The only free-floating, mobile bearing partial knee system approved by the FDA in the United States

Vanguard SSK 360 Revision System	Our best-selling knee revision implant

Vanguard XP Knee System	A new knee replacement system that retains all of the patient’s healthy native ligaments, including the ACL. We plan to launch Vanguard XP in the second half of calendar year 2014.
Knee reconstructive products. Our knee products are designed to replace portions of the knee that have deteriorated from disease or injury. We offer several total and partial knee replacement products. A total knee replacement typically includes a femoral component, a patellar component, a tibial component and an articulating surface. Total knee replacement may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. Partial knee replacement is an option when only a portion of the knee requires replacement.
The Vanguard Complete Knee System is our flagship brand for primary and revision total knee replacement. The Vanguard Complete Knee System demonstrates strong clinical results, accommodates a high degree of flexion and offers advanced sizing options and patented interchangeability of femoral and tibial components. Several instrumentation platforms support the Vanguard Complete Knee System, including instruments for minimally invasive procedures, enabling it to accommodate a variety of patient needs and surgeon preferences. The Vanguard Complete Knee System serves as the platform for current and future product innovations, including the Vanguard SSK 360 Revision System, which was introduced in fiscal 2012. The Vanguard SSK 360 Revision System is our best-selling knee revision implant by revenue and has helped us achieve the second largest market share position for knee revision implants in the United States.
The Oxford Partial Knee leads the market in the United States, and we believe, in the world in partial knee implant units sold. It is the only free-floating, mobile bearing partial knee system approved by the FDA in the United States, and is designed to provide more natural motion than total knee replacement systems. We believe its high rate of adoption by surgeons reflects its strong, long-term clinical results, continued product upgrades and a successful direct-to-consumer advertising campaign highlighting its unique lifetime knee implant warranty in the United States.

We plan to launch the Vanguard XP Knee System in the second half of calendar year 2014. The Vanguard XP is FDA 510(k) cleared and in early clinical use in the United States and across Europe. Once launched, we expect that the Vanguard XP will be the only widely-available total knee replacement system in the world capable of retaining all of the patient’s healthy native ligaments, including the ACL and PCL, and offers intraoperative flexibility depending on patient’s soft tissue status. We believe that, by retaining the ACL, the Vanguard XP has the potential to improve patient satisfaction following total knee replacement, which has been reported as low as 70%-86%. A recent independent study reported that patients receiving the Oxford Partial Knee, which retains the ACL, are 2.7 times more likely to be satisfied than total knee replacement patients in their ability to perform activities of daily living, and 1.8 times more likely to report that their new knee feels normal (according to a study by researchers at Washington University in St. Louis, Missouri, presented by Michael Berend, MD, Current Concepts in Joint Replacement, May 20, 2013. Determined based on adjusted odds ratio calculation. The study was partially funded by the Company). The goal of the Vanguard XP is to offer a total knee product that delivers the patient satisfaction levels achieved with the Oxford Partial Knee.

Sports Medicine, Extremities and Trauma (S.E.T.) Products

Category	Net Sales for the year ended May 31, 2014 (% of total)
S.E.T. Products	$647.5 million (20.1%)

Key Products	Description
Sports Medicine

JuggerKnot Soft Anchor	Fixation device used in soft tissue repairs, with a smaller anchor to minimize bone removal

JuggerKnotless Soft Anchor	Fixation device used for labral repairs, which was recently launched

Extremities

Comprehensive Shoulder System including the Primary, Reverse and Fracture	Shoulder system designed to allow intra-operative flexibility and streamlined instrumentation

Comprehensive SRS	Fully modular, shoulder system designed to address complex revision and oncology cases

Comprehensive Nano*	Stemless shoulder that integrates seamlessly into the Comprehensive system while also providing a less-invasive total shoulder option

Trauma

DVR Crosslock Distal Radius Plating System/ePAK	Our flagship product line for treating certain wrist fractures

AFFIXUS Hip Fracture Nail	Nail system designed to treat hip fractures

A.L.P.S. Plating System	Anatomic locked plating system designed to treat a host of trauma and reconstructive fractures of the upper and lower extremities

*	Only available outside the United States. This device is the subject of a FDA Investigational Device Exemption, or IDE, premarket clinical study.
Our S.E.T. product category includes sports medicine, extremities and trauma products.
Sports Medicine. In sports medicine, we primarily manufacture and market a line of procedure specific products for the repair of soft tissue injuries, most commonly used in the knee and shoulder. Our sports medicine offerings include the market-leading JuggerKnot Soft Anchor family and its line extension, the JuggerKnotless Soft Anchor. The JuggerKnot Soft Anchor is used for soft tissue repairs and offers a competitive advantage because its smaller anchor minimizes bone removal. In addition, we recently launched the JuggerKnotless device for labral repair. The JuggerKnotless device eliminates the need for surgeons to tie knots during soft tissue repair, which allows surgeons to control tension for their fixation, and includes the all-suture benefits of the JuggerKnot family.
Extremities. Extremity systems comprise a variety of shoulder joint replacement, elbow replacement systems, and products for the wrist. During the fourth quarter of fiscal year 2014, we recorded our 26th consecutive quarter of double digit growth in our extremities business. Our flagship shoulder product, the Comprehensive Shoulder System, capitalizes on our platform approach to shoulder surgery and allows intra-operative flexibility and streamlined instrumentation. In particular, the system permits the choice of several different stems, many of which can be used without bone cement. The Comprehensive Shoulder System can be used in conjunction with our Signature patient-specific guides that are designed to assist with glenoid component positioning. In 2013, demand for the Comprehensive Shoulder System allowed us to achieve the leadership position in the United States in both the anatomic shoulder and reverse shoulder markets.
Trauma. We develop, manufacture and distribute a comprehensive line of products in the internal and external fixation market used by orthopedic surgeons to set and stabilize fractures, primarily for upper and lower extremities. Products include those acquired as part of the 2012 Trauma Acquisition. We lead the U.S. market in volar locked plating for treating fractures of the distal radius (wrist). The DVR System is our flagship product line for treating certain wrist fractures. The DVR Crosslock Wrist Fracture Fixation System, launched in late 2013, is the newest addition to the DVR family of products and is offered in our standard delivery system and the ePAK single-use system. The ePAK system is designed to reduce costs because its pre-sterilized, single-use disposable kit, which includes the implant and necessary instruments, allows for rapid set-up and minimal operating room turnover time between surgical cases.

Spine, Bone Healing and Microfixation Products

Category	Net Sales for the year ended May 31, 2014 (% of total)
Spine, Bone Healing and Microfixation	$446.7 million (13.9%)

Key Products	Description
Spine

Lineum OCT Spine System and Polaris Spinal System incorporating the Translation Screw technology	Proprietary screw system that combines 3mm of medial/lateral screw translation with a broad range of options for optimal screw placement

Cellentra VCBM (Viable Cell Bone Matrix)	Innovative bone graft that includes all of the three elements required for bone remodeling

Timberline Lateral Fusion System and Timberline MPF Modular Plate Fixation System	A complete lateral solution with an innovative, radiolucent retractor and modular lateral-plating system

Alpine XC Adjustable Fusion System	Designed to help optimize surgical results when using spinous process fixation

Bone Healing

The Biomet SpinalPak and OrthoPak Non-Invasive Bone Growth Stimulator Systems	Small and lightweight non-invasive bone growth stimulators

The Biomet EBI Bone Healing System	Non-invasive bone growth stimulation device supported by more than 30 years of clinical evidence

Microfixation

TraumaOne Plating System	Comprehensive trauma and reconstruction system designed to treat fractures of the mandible and mid-face

SternaLock Blu Primary Closure System	Rigid fixation system designed to restore bones of the chest following heart surgery

HTR-PEKK Patient-Matched Cranial Implant	Customized solution for severe cranial defects

Spine. As a result of our 2013 Spine Acquisition, we have expanded our portfolio to include minimally-invasive and lateral-approach systems, which complement our existing collection of fusion and deformity correction products. Our spinal products include cervical and thoracolumbar hardware systems, implantable electrical stimulation devices to allow for bone healing, and osteobiologics (including allograft services), and are used primarily for spinal fusions and spine-related procedures.
Our flagship product, the Polaris Spinal System, incorporates a number of cutting-edge innovations designed to provide surgeons with expanded treatment options and greater precision. These innovations include: a screw technology that eases rod introduction and encourages optimal screw placement; instrumentation that permits direct vertebral body rotation and correction and a variety of screw, hook and rod options.
Additionally, we offer the MaxAn Anterior Cervical Plating System, which incorporates technology developed by Gary K. Michelson, M.D., that is designed to allow for maximum angulation of the screws. The MaxAn System has a unique design that permits surgeons to use a shorter plate during certain procedures, improving the precision of plate placement to better avoid impingement on an adjacent disc.
Bone Healing. Our bone healing products include non-invasive electrical stimulation devices designed to stimulate bone growth in the posterior lumbar spine and appendicular skeleton. The SpinalPak Non-Invasive Spine Fusion Stimulator System is indicated as an adjunct electrical treatment to primary lumbar spinal fusion surgery for one or two levels. The Biomet OrthoPak Non-Invasive Bone Growth Stimulator System is a device designed to allow patients to remain active while undergoing treatment. The Biomet EBI Bone Healing System is a non-invasive bone growth stimulation device that is supported by more than 30 years of clinical evidence.
Microfixation. We offer products for use in neurological, craniomaxillofacial and thoracic procedures. Our face and skull reconstruction products, led by the TraumaOne Plating System, are used for a range of surgical procedures by oral, neuro, plastic, and ear, nose and throat, or E.N.T., surgeons. The TraumaOne System is a comprehensive trauma and reconstruction system designed to treat fractures of the mandible and mid-face. The iQ Rapid Screw Delivery System is an intelligent cordless drill/driver featuring an on-board computer chip and software, allowing for rapid, precise screw placement in cranial procedures. The HTR-PEKK Patient-Matched Implant provides a customized solution for severe cranial defects. The thoracic product portfolio consists of products that fixate and stabilize the bones of the chest in order to facilitate healing or reconstruction after open heart surgery, trauma or for deformities of the chest.
Dental Reconstructive Products

Category	Net Sales for the year ended May 31, 2014 (% of total)
Dental reconstructive products	$259.1 million (8.0%)

Key Products	Description
OSSEOTITE Product Line	Our leading dental implant system, designed to improve bone integration

3i T3 Implants	Our newest dental implant, designed to preserve tissue and deliver on patient expectations of sustainable aesthetics

Certain Implants	Implant line with an internal connection system that allows for greater ease of use by clinicians

BellaTek Encode Impression System	Designed to help create a highly aesthetic definitive abutment

Endobon Xenograft Granules	Bovine-derived granules designed for bone augmentation in the mouth
Our dental reconstructive products include dental implants, abutments, bone substitute and regenerative products and materials, and digital patient-specific products.

Dental implants are small titanium screws that are surgically inserted into the jaw to replace a root and provide an anchor for an artificial tooth. Our leading dental implant system is the OSSEOTITE product line. The OSSEOTITE product line contains a micro-roughened surface technology that allows for early/immediate loading and improves bone integration to the implant as compared to machine-surfaced implants.
Our newest dental implant product is the 3i T3 Implant, which we launched in early 2013. The 3i T3 Implant aims to preserve tissue and deliver on patient expectations of sustainable aesthetics. The product is designed to increase osseointegration through its hybrid surface, augment bone preservation through integrated platform switching and improve seal integrity.
Our implant portfolio is supported by the Certain Implant System. The Certain Implant is an internal connection system that allows for greater ease of use by clinicians because it delivers audible and tactile feedback when restorative abutments and ancillary components are seated.
The BellaTek Encode Impression System allows clinicians to create a BellaTek Abutment by making a conventional or digital impression. Unique codes on the BellaTek Encode Healing Abutment relay abutment design and milling information for a highly aesthetic definitive abutment. This technology also eliminates the need for impression materials when used in conjunction with an intraoral scanner.

Cement, Biologics and Other

Category	Net Sales for the year ended May 31, 2014 (% of total)
Cement, Biologics and Other	$225.2 million (7.0%)

Key Products	Description
Cement

Cobalt, Refobacin* and Biomet Bone Cements	Cement designed for use in a variety of clinical situations

Optipac Pre-Packed Cement Mixing System	Closed vacuum mixing and delivery system pre-packed with bone cement

Optivac Vacuum Mixing System	Cement system that mixes and collects cement under vacuum

StageOne Cement Spacer Molds	Designed to create a temporary cement spacer for patients undergoing stage one of a two-stage revision

Biologics

rejuvesol Solution	Red blood cell (RBC) processing solution for restoring the oxygen carrying capacity of aged, donated RBCs to fresh levels. We introduced rejuvesol Solution in fiscal year 2014

NStride Solution**	Autologous protein solution used for treatment of knee osteoarthritis

MarrowStim PAD System***	Autologous bone marrow concentration system for treating critical limb ischemia

BioCUE Platelet Concentration System	Autologous blood and bone marrow concentration system for mixing with allograft and/or autograft bone in orthopedic applications

*	Refobacin is a trademark licensed from Merck KGaA.
**	Not approved for use in the United States.
***	This is the subject of a FDA IDE premarket clinical study.
Cement. We offer a wide range of acrylic bone cements and cementing systems for primary and revision reconstructive joint procedures. These products are used primarily to fix implant components to bone during reconstruction.
Cobalt, Refobacin and Biomet Bone Cement offerings are designed for use in a variety of clinical situations, which is why we have a broad portfolio of high, medium and low viscosity cements to be used with our user-friendly mixing and delivery systems. Cobalt is available with or without antibiotics.
The Optivac Mixing System mixes and collects the cement in a closed vacuum, which is designed to improve bone cement quality and reduce monomer exposure in the operating room. The Optipac system, leveraging the proven technology of Optivac, is a system that comes pre-packed with both polymer and monomer, which eliminates several steps in the mixing procedure.

StageOne Spacer Molds are single-use molds designed to create a temporary cement spacer for patients undergoing stage one of a two-stage revision. We offer cement spacer mold options for hip, knee and shoulder revision procedures.
Biologics. We are making considerable investments in programs for our Biologics business that have the potential to address significant unmet clinical needs. One leading product is rejuvesol Red Blood Cell Processing Solution, which restores the oxygen delivery capabilities in aged, donated red blood cells. We introduced rejuvesol Solution in fiscal 2014 and are currently working with the FDA to expand indications. We also offer blood and bone marrow aspiration collection and concentration systems for various orthopedic applications globally: GPS III Platelet Concentration System, Plasmax Platelet Concentration System, Clotalyst Autologous Activation Solution, BioCUE Platelet Concentration System, and Recover Kit. New therapies are also under clinical evaluation in the areas of early osteoarthritis and peripheral vascular disease management based on our core Biologics autologous platform technologies.
Other. We offer a variety of other products, including operating room supplies, general surgical instruments, wound care products and other surgical products.
Cross-Platform Technologies
Consistent with our heritage of engineering excellence and innovation, our product portfolio incorporates a number of advanced, highly-differentiated technologies that are applicable across multiple product categories, allowing us to magnify their market impact and leverage our research and development investments. These cross-platform technologies include specialized materials designed to improve the longevity of implants, proprietary surfaces and coatings to allow for biologic fixation, and patient-specific implants and positioning guides designed using CT or MRI imaging data. The revenues from these technologies are included in net sales in their respective product categories.
Our PMI Patient-Matched Implant group creates patient-specific reconstructive products. These products assist orthopedic surgeons and their surgical teams in preoperative planning and utilize a 3-D bone reconstruction imaging system. With this imaging and model-making technology, our PMI group assists the physician prior to surgery by creating 3-D models and manufacturing patient specific implants. We believe these products and services continue to enhance our reconstructive product sales by strengthening our business relationships with our surgeon and hospital customers.
Our Signature Personalized Patient Care System addresses anatomic individuality with an image-based approach to interactive preoperative planning, and creation of patient-specific surgical positioning guides, applicable to hip, knee, and shoulder replacement products. The Signature System provides a personalized patient solution while reducing instrumentation and implant inventory required for each surgery and improving the efficiency of procedures. The Signature System was developed through a partnership with Materialise NV.

E1 polyethylene is a Vitamin E infused highly crosslinked polyethylene that is used to create bearings for our hip, knee and shoulder products. Vitamin E, a natural antioxidant, provides strength and oxidative stability. This technology maintains mechanical properties and wear resistance over time.
PPS Porous Plasma Spray is Biomet’s proprietary porous coating. It is designed to provide for biologic fixation of our hip, knee, and shoulder replacement products. Introduced in 1983, PPS has achieved outstanding long-term clinical success, as documented by numerous studies.
OsseoTi material is a new porous titanium alloy material, inspired by the structure of human cancellous bone, that is designed to allow biologic fixation. In its FDA cleared indications, OsseoTi can address bone deficiencies and can serve as a coating to allow for biologic fixation in reconstructive implant systems. We currently offer OsseoTi technology to address bone deficiencies in foot and ankle applications, and are now developing products for other joint reconstructive procedures, including implant augmentations for the Vanguard SSK 360 Knee Revision System and an OsseoTi version of the G7 Acetabular System.
In addition, we are currently developing our One Patient Solutions offering. Our One Patient Solutions is an image based system designed to provide a personalized patient solution while reducing the cost, handling, time, and inventory involved in performing a total joint replacement. Planning software is designed to allow the surgeon to create virtual anatomical models and discuss the surgery plan with the patient in real time, determine the proper implant and instrumentation required, and provide the patient with access to personalized online education about the surgery. Our One Patient Solutions delivery model then allows us to deliver only those implants and instrumentation necessary for that surgery, reducing the hospital’s cost and handling, improving operating room flow, and more efficiently utilizing our working capital. In the United Kingdom, we are also piloting a new program, Theatre Care Rapide, which combines a sterilization service with the advantages of case-specific just-in-time delivery of inventory and instruments. This innovative system uses our Signature Personalized Patient Care System for the planning of each case. We believe that both One Patient Solutions and Theatre Care Rapide are unique approaches to the delivery of orthopedic products.
Product Development
Our new product development, or NPD, efforts are led by global product groups, or Product Groups, for each category of our product offerings: reconstructive products—hips and knees; S.E.T products; spine, bone healing and microfixation products; dental reconstructive products; and cement, biologics and other products.
Each Product Group is responsible for all aspects of NPD management, including collection of market inputs, design, development, marketing, launch and post-market release support. Globally organized functions, including manufacturing, supply chain, regulatory, clinical and quality, coordinate with and provide resources to support the Product Groups in planning, designing and executing new product launches. In most Product Groups, the NPD process and commercial launch is managed via a new product introduction process, which has been designed to best support each Product Group and minimize time to market. This process utilizes a stage-gate review approach to managing development programs. As an industry leader, we are constantly evaluating our portfolio relative to evolving customer needs and market opportunity.
We continue to conduct internal research and development efforts to generate new marketable products, technologies and materials. Our research and applied technology discovery is led primarily by our corporate biomaterials group. This group develops technology platforms that can be applied across multiple product categories. Adoption of the relatively complex and advanced technologies developed by our biomaterials group across multiple product categories allows us to magnify their market impact and leverage our research and development investments.
In addition to our internal efforts, we intend to selectively pursue strategic acquisitions that provide us with new or complementary technologies. Further, an important component of our strategy has been the formation of strategic alliances to enhance the development of new musculoskeletal products.
For fiscal 2014, 2013 and 2012, we invested $169.6 million, $150.3 million and $126.8 million, respectively, on research and development. We believe we are well positioned to take advantage of external acquisition and development opportunities. We expect that our research and development investments will continue to increase. These investments are primarily related to our product development and clinical investments in our core businesses, as well as targeted emerging technologies.

Patents and Trademarks
We believe that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, we continue to take actions to protect technology developed internally and to acquire intellectual property rights associated with technology developed by third parties. We enforce our intellectual property rights consistent with our strategic business objectives. We do not believe that we have any single patent or license (or series of patents or licenses) which is material to our operations, consolidated revenues or earnings. We are not aware of any single patent that, if lost or invalidated, would be material to our consolidated revenues or earnings. We currently have more than 2,500 patents worldwide and in excess of 1,200 pending patent applications in jurisdictions around the world.
BIOMET is our principal registered trademark throughout the world, and registrations have been obtained or are pending with respect to various other trademarks associated with our products. Unless otherwise noted in this annual report, all trademarks contained herein are owned by Biomet, Inc., or one of its subsidiaries.
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
U.S. Food and Drug Administration
Our products are medical devices subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies and comparable authorities in other countries. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, the FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product marketing, sales and distribution; and

•	post-market surveillance reporting death or serious injuries and medical device reporting.
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device that we commercially distribute in the United States requires either prior 510(k) clearance or prior premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring premarket approval. Most of our current products are Class II devices marketed under FDA 510(k)

premarket clearance. However, we also market class III products that have received approval of a premarket approval application, or PMA. Both premarket clearance and PMAs are subject to the payment of user fees, paid at the time of submission for FDA review.
510(k) Clearance Pathway
To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs. The FDA’s 510(k) clearance pathway usually takes from three to twelve months, but it can take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require premarket approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to products that we believe do not require new 510(k) clearances.
Premarket Approval Pathway
A premarket approval application must be submitted if the device cannot be cleared through the 510(k) process. The premarket approval application process is generally more costly and time consuming than the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction with the safety and effectiveness of the device for its intended use.
After a premarket approval application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New premarket approval applications or premarket approval application supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require as extensive clinical data or the convening of an advisory panel. To date, a number of our products, such as the Oxford Partial Knee have been approved under the PMA process. We also have several product candidates in our development pipeline which will require the approval of a PMA.
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required for a 510(k) premarket notification. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trials. The investigational device exemption application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The investigational device exemption application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a “non-significant risk” device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Future clinical trials of our motion preservation designs will require that we obtain an investigational device exemption from the FDA prior to commencing clinical trials and that the trial be conducted under the oversight of an institutional review board at the clinical trial site. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. A clinical trial may be suspended by FDA or the investigational review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product.
Pervasive and Continuing FDA Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•
Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

•
medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.
We have registered with the FDA as medical device manufacturers and have obtained all necessary state permits or licenses to operate our business. As manufacturers, we are subject to announced and unannounced inspections by the FDA to determine our compliance with quality system regulation and other regulations. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.
Healthcare Fraud, Anti-Corruption, Privacy and Other Regulations
There are also various federal healthcare laws that apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs, including among others: (1) the Federal Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (2) the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; and (3) the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider. There are often similar state false claims, anti-kickback and anti-self-referral and insurance laws that apply to state-funded Medicaid and other healthcare programs and private third-party payors.
We are subject to various federal and foreign laws that govern our international business practices, including with respect to payments to government officials. The U.S. Foreign Corrupt Practices Act, or FCPA, has been used with some frequency to prosecute companies in the United States. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. See “Note 17—Contingencies” to our audited financial statements included in Part II, Item 8 of this report for a description of the outcome of the FCPA investigation of us by the SEC and DOJ. On July 1, 2011, the U.K. Bribery Act 2010 became effective, which prohibits active and passive bribery, including commercial bribery, and bribery of a foreign public official for a business purpose. The U.K Bribery Act also imposes attribution liability on companies that fail to prevent “associated persons” from committing acts of bribery and includes far-reaching jurisdiction for prosecution.
In addition, we are subject to various federal and foreign laws concerning sales to countries or persons subject to economic sanctions or other restrictions, including laws administered by the Office of Foreign Assets Control and the Bureau of Industry and Security of the U.S. Department of Commerce.
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
In the past, HIPAA has generally affected us indirectly. We do not generally qualify as a Covered Entity under HIPAA, except for our non-invasive bone growth stimulation business and our health insurance plans. We only operate as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. Some modifications to our systems and policies may be necessary to address requirements for recently enacted state privacy laws, but we believe we have laid the necessary framework for such changes. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business.
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
Sales and Marketing
We have diligently worked to attract and retain qualified, well-trained and motivated sales representatives. Our products are marketed by more than 3,000 sales representatives throughout the world. The breadth of our product offering and the quality of our sales force create synergies that we believe uniquely position us to continue to efficiently penetrate the musculoskeletal market. In the United States, our products are marketed by a combination of independent third-party distributors, independent commissioned sales agents and direct sales representatives, primarily based on the specific product group being represented and the market characteristics of specific geographies. In Europe, our products are promoted by sales representatives employed by subsidiaries, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, we maintain direct selling organizations, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In addition, we market certain products, such as our Oxford Partial Knee, directly to consumers.
Seasonality
Elective surgery-related products are influenced to some degree by seasonal factors, as the number of elective procedures declines during the summer months, particularly in European countries.
Customers
Our customers are the hospitals, surgeons, other physicians and healthcare providers who use our products in the course of their practices. Our business is dependent upon the relationships maintained by our distributors and salespersons with these customers, as well as our ability to design and manufacture products that meet customers’ technical requirements at a competitive price.
Inventory and Trade Accounts Receivable
We have inventory located throughout the world with our customers, our distributors and direct salespersons for their use in marketing our products and in filling customer orders. As of May 31, 2014, inventory of approximately $413.1 million was located with these distributors, salespersons and customers. We maintain trade accounts receivable balances based on credit terms that are generally consistent with industry and local market practices.
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

Competition
Our business is highly competitive. Competition within the industry is primarily based on service, clinical results and product design. Price competition is also an important factor as healthcare providers continue to be concerned with costs. Major competitors in our five product categories are set forth below by product category.
Hip and Knee Products
Our hip and knee reconstructive products compete with numerous suppliers, including products offered by DePuy Synthes (a Johnson & Johnson company), Smith & Nephew plc, Stryker Orthopaedics (a division of Stryker Corp.), Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.), Microport, Corin, DJO, Exactech, ConforMIS and Medacta. We believe our prices for hip and knee orthopedic reconstructive products are competitive with those in the industry. We believe our future success will depend upon, among other things, our service and responsiveness to our distributors and orthopedic specialists, the continued strong clinical results of our products, and upon our ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.
S.E.T. Products
Our sports medicine products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Our products compete with numerous suppliers, including products offered by Smith & Nephew, Stryker, Linvatec Corp. (a subsidiary of CONMED Corporation), Mitek (a division of Ethicon, a Johnson & Johnson company) and Arthrex, Inc.
Our extremity products compete with numerous suppliers, including products offered by DePuy Synthes, Tornier, Inc., Zimmer, Inc., Smith & Nephew plc, Wright Medical, Exactech, Integra, DJO and Stryker Orthopaedics.
Our internal fixation trauma products compete with numerous suppliers, including products offered by DePuy Synthes, Zimmer, Smith & Nephew, DJO, Integra, Orthofix and Stryker Trauma (a division of Stryker Corp.). Competitors in the external fixation trauma segment include Smith & Nephew, Stryker Trauma, DePuy Synthes, Zimmer and Orthofix, Inc. (a subsidiary of Orthofix International N.V.).
Spine, Bone Healing and Microfixation Products
Our spinal products compete with other spinal products primarily on the basis of breadth of product line, product recognition and price. Our spinal products compete with numerous suppliers, including products offered by Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Synthes, NuVasive, Inc., Globus Medical, Inc., Stryker Spine (a division of Stryker Corp.), Zimmer Spine (a subsidiary of Zimmer Holdings, Inc.) and others.
Our osteobiologic products compete with other osteobiologics primarily on the basis of breadth of product line, product recognition and price. Our spinal products compete with numerous suppliers, including products offered by Medtronic Sofamor Danek, DePuy Synthes, Stryker Spine, Zimmer Spine and others.
Our electrical stimulation products primarily compete with those offered by Orthofix, DJO, Inc. (formerly ReAble Therapeutics, Inc.) and Smith & Nephew. Competition in the electrical stimulation market is on the basis of product design, service, price and success rates of various treatment alternatives. The stimulation market has faced increased reimbursement challenges by healthcare payers. Our craniomaxillofacial fixation products, specialty surgical instrumentation and neurosurgical cranial flap fixation products compete with those offered by DePuy Synthes, Stryker Leibinger Micro Implants (a division of Stryker Corp.), KLS-Martin, L.P., Osteomed Corp., Aesculap, Inc., Medtronic, Inc., Codman & Shurtleff, Inc. (a Johnson & Johnson company) and others.

Dental Reconstructive Products
Our dental reconstructive products compete in the areas of dental reconstructive implants and related products. Our dental implant products compete with numerous suppliers, including products offered by Nobel Biocare AB, Straumann AG, DENTSPLY International, Inc., Zimmer Dental (a subsidiary of Zimmer Holdings, Inc.) and others. Weaker economic conditions in recent years have resulted in greater penetration of the dental market by numerous smaller value-based competitors. We believe we can compete in the value market on an organic basis by repurposing our existing portfolio of technology and products.

Cement, Biologics and Other Products
Our cement products compete with numerous suppliers, including products offered by DePuy Synthes, Smith & Nephew, Wright Medical, Exactech, Stryker Orthopaedics, Heraeus and Zimmer, Inc.
Raw Materials and Supplies
Our suppliers are a critical element of our supply chain. We have established strategic partnerships with key suppliers. This has enabled us to utilize purchasing scale, establish vendor managed inventory arrangements, enhance product innovation and reduce our risk. Long-term contracts allow us to develop mutually advantageous relationships with our suppliers by providing them with more visibility into our future demand and new product needs. Our Sales, Inventory and Operations Planning, or SIOP, process balances our inventory position and supply capacity with our forward looking sales plan through a reconciliation process. On a monthly basis, our SIOP process in each business unit reviews demand, supply, and inventory, and identifies potential future capacity or material gaps so that the proper corrective actions can be put in place.
The raw materials used in the manufacture of our hip and knee products, S.E.T. products, spine and bone healing products and dental products are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With a few exceptions, none of our raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by us, such as cobalt-chromium alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, we could experience complications in obtaining these raw materials.
Based on our current relationships with our suppliers, we do not anticipate a material shortage in the foreseeable future. Further, we believe that our inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. The results of our operations are not materially dependent on raw material costs.
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
Employees
As of May 31, 2014, our domestic operations (including Puerto Rico) employed 4,204 persons, of whom 2,034 were engaged in production and 2,170 in research and development, sales, marketing, administrative and clerical efforts. Our international subsidiaries employed 5,075 persons, of whom 2,667 were engaged in production and 2,408 in research and development, sales, marketing, administrative and clerical efforts. None of our principal domestic manufacturing employees are represented by a labor union. The production employees at our Bridgend, South Wales facility are organized. Employees working at the facilities in Berlin, Germany; Valence, France and Valencia, Spain are represented by Workers’ Councils. We believe that our relationship with our employees is satisfactory.
The establishment of our domestic orthopedic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of our products. Our European manufacturing locations in South Wales, France, Spain and Germany also provide good sources for skilled manufacturing labor. Our Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force. Our manufacturing operations in Jinhua, Zhejiang Province, and Changzhou, Jiangsu Province, China are growing and currently include approximately 950 persons who are included in the numbers above.

Available Information
Our reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge in, or may be accessed through, the “Investor Relations” section of our website at www.biomet.com as soon as reasonably practicable after we file or furnish such material with or to the Securities and Exchange Commission, or the SEC. Any materials we file with the SEC are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, copies of these reports will be made available free of charge, upon written request to our Investor Relations Department at 56 East Bell Drive, Warsaw, IN 46582.
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
Risks Related to our Merger with Zimmer Holdings. Inc. (“Zimmer”)
There is no assurance when or if the merger will be completed. Any delay in completing the merger may substantially reduce the benefits that Zimmer and LVB expect to obtain from the merger.
Completion of the merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement. There can be no assurance that Zimmer and LVB will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. The obligations of each of Zimmer and LVB to complete the merger are subject to the satisfaction (or waiver) of the following conditions:

•
absence of any law or order preventing the consummation of the transactions contemplated by the Merger Agreement (excluding any such law or order arising under any applicable antitrust, competition, fair trade or similar law other than the Hart-Scott-Rodino Act (the “HSR Act”), the EU Merger Regulation or applicable antitrust, competition, fair trade or similar laws of Japan);

•	expiration or termination of any applicable waiting period under the HSR Act;

•
approval of the European Commission (or, as applicable, any national competition authority in the European Union having jurisdiction under the EU Merger Regulation), and approval or expiration or termination of any applicable waiting period with respect to Japan;

•
effectiveness of the registration statement on Form S-4 which we expect will be filed by Zimmer and absence of any stop order, or pending proceedings seeking a stop order, suspending such effectiveness;

•	adoption of the Merger Agreement by LVB stockholders;

•
approval for listing on the NYSE of the shares of Zimmer common stock to be issued to LVB stockholders in the merger, except that such approval will not be a condition to Zimmer’s and Merger Sub’s obligations to complete the merger if approval of Zimmer stockholders is necessary for such issuance;

•
representations and warranties of the other party being true and correct, subject to, in certain cases, certain materiality or other thresholds, as of the date of the Merger Agreement and as of the closing of the merger, except for such representations and warranties that are made as of a specific date which must be true and correct as of such date;

•
the other party having performed or complied with, in all material respects, all agreements, covenants and obligations required by the Merger Agreement to be performed or complied with by it on or prior to the closing of the merger; and

•
receipt of a certificate of a duly authorized officer of the other party certifying as to the satisfaction of the conditions relating to the representations and warranties of such party and the performance of the obligations of such party.

We cannot give any assurance that all of the conditions to the merger will either be satisfied or waived or when or if the merger will occur. If the merger and the integration of the companies’ respective businesses are not completed within the expected timeframe of the closing of the merger, such delay may materially and adversely affect the synergies and other benefits that Zimmer and LVB expect to achieve as a result of the Merger and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the merger.
Zimmer and LVB can agree at any time to terminate the Merger Agreement, even if LVB stockholders have already adopted the Merger Agreement and thereby approved the merger and the other transactions contemplated by the Merger Agreement. Zimmer and LVB can also terminate the Merger Agreement under other specified circumstances, including subject to certain limited exceptions, if the effective time for the merger has not occurred on or by April 24, 2015, subject to each party’s right to extend such period for an additional ninety day period in the event that certain regulatory approvals have not been obtained prior to such date.

Zimmer and LVB may be unable to obtain the regulatory approvals required to complete the merger.
Completion of the merger is conditioned upon, among other conditions, the expiration or termination of any waiting period under the HSR Act, the approval of the European Commission pursuant to the EU Merger Regulation and the receipt of approval or expiration or termination of any waiting period under applicable antitrust, competition, fair trade or similar laws of Japan. Zimmer and LVB are pursuing all required consents, orders and approvals in accordance with the Merger Agreement. These consents, orders and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of Zimmer or LVB or may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The Merger Agreement requires Zimmer and LVB, among other things, to accept all such conditions, divestitures, requirements, limitations, costs or restrictions that may be imposed by regulatory entities. Such conditions, divestitures, requirements, limitations, costs or restrictions may jeopardize or delay completion of the merger, may reduce the anticipated benefits of the merger or may result in the abandonment of the merger. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such consents, orders and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals.
Failure to complete the merger could negatively impact the future business and financial results of LVB.
If the merger is not completed, our ongoing business may be adversely affected. We will be subject to several risks, including the following:

•	having to pay certain costs relating to the merger, such as legal, accounting, financial advisory, filing and printing fees; and

•
focusing our company’s management on the merger instead of on pursuing other opportunities that could have been beneficial to us and our stockholders, in each case, without realizing any of the benefits of having the merger completed.

We cannot assure you that, if the merger is not completed, these risks will not materialize and will not materially adversely affect the business and financial results of either company.

Covenants in the Merger Agreement place certain restrictions on LVB’s conduct of business prior to the closing of the merger.
The Merger Agreement restricts LVB from taking certain specified actions without Zimmer’s consent while the merger is pending. These restrictions may prevent LVB from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the merger.
The announcement and pendency of the merger could have an adverse effect on our business, financial condition, results of operations or business prospects.
The announcement and pendency of the merger could disrupt our businesses in the following ways, among others:

•	Our employees may experience uncertainty regarding their future roles in the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel;

•
the attention of our management may be directed towards the completion of the merger and other transaction-related considerations and may be diverted from our day-to-day business operations, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us; and

•
customers, suppliers and other third parties with business relationships with us may decide not to renew or decide to seek to terminate, change and/or renegotiate their relationships with us as a result of the merger, whether pursuant to the terms of their existing agreements with us or otherwise.

Any of these matters could adversely affect our business of, or harm our financial condition, results of operations or business prospects.
The Merger Agreement contains provisions that limit LVB’s ability to pursue alternatives to the merger, which discourage a potential acquirer of LVB from making an alternative transaction proposal.
The Merger Agreement contains provisions that make it more difficult for LVB to sell its business to a party other than Zimmer. These provisions include the general prohibition on LVB taking certain actions prior to the termination of the Merger Agreement that might lead to or otherwise facilitate a proposal by a third party for a competing transaction. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of the stock, properties or assets of LVB from considering or proposing such acquisition. In addition, Holdings, which owns approximately 97% of the outstanding shares of LVB common stock, has entered into a voting agreement with Zimmer agreeing to vote against (and withhold consent with respect to) any competing transaction.
Zimmer’s share price may fluctuate prior to the completion of the merger, and the value of the merger consideration at the closing of the merger may not be the same as at the time of signing of the Merger Agreement or on the date of this report.
Upon completion of the merger, shares of LVB common stock will be converted into the merger consideration, which will consist of cash and shares of Zimmer common stock. Any change in the market price of Zimmer common stock prior to completion of the merger will affect the dollar value of the merger consideration that LVB stockholders will receive upon completion of the merger. Changes in the market price of Zimmer common stock could result from a variety of factors, many of which are beyond Zimmer’s control, including:

•	general market and economic conditions, including market conditions in the orthopedic/musculoskeletal devices industry;

•	actual or expected variations in results of operations;

•	changes in recommendations by securities analysts;

•	operations and stock performance of industry participants;

•	significant acquisitions or strategic alliances by competitors;

•	sales of Zimmer common stock, including sales by Zimmer’s directors and officers or significant investors;

•	recruitment or departure of key personnel;

•	early termination of customer or supplier agreements or loss of customers or relationships with suppliers; and

•	failure to achieve the perceived benefits of the merger as rapidly as, or to the extent, expected.

The issuance of Zimmer common stock in connection with the merger could decrease the market price of Zimmer common stock.
In connection with the merger and as part of the merger consideration, Zimmer will issue shares of Zimmer common stock to LVB stockholders. The issuance of Zimmer common stock in the merger may result in fluctuations in the market price of Zimmer common stock, including a stock price decrease.
The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes or other causes.
In general, either party can refuse to complete the merger if there is a material adverse effect (as defined in the Merger Agreement) affecting the other party prior to the closing of the merger. However, some types of changes do not permit either party to refuse to complete the merger, even if such changes would have a material adverse effect on Zimmer or LVB. If adverse changes occur but Zimmer and LVB must still complete the merger, the market price of Zimmer common stock may suffer.
Risks Related to Our Business
A majority of our net sales is derived from our sales of hip and knee reconstructive products.
Sales of our hip and knee products accounted for approximately 51.0%, 51.5% and 55.5% of our net sales for each of the three fiscal years ended May 31, 2014, 2013 and 2012, respectively. We expect sales of hip and knee products to continue to account for a significant portion of our net sales. Any event adversely affecting the sale of hip and knee products may, as a result, adversely affect our business, financial condition, results of operations and cash flows.
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
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive healthcare reform legislation through the passage of the Patient Protection and Affordable Health Care Act (P.L. 111-148) and the Healthcare and Education Reconciliation Act (P.L. 111-152). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of certain medical devices, including most of our products, following December 31, 2012. The excise tax applies to a majority of our medical device products. We do not expect to be able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement per the healthcare law, nor do we expect to be able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage because of the demographics of the current uninsured population. The medical device excise tax regulations and interim guidance issued in late 2012 by the U.S. Department of Treasury did little to lessen the burden of complying with the excise tax statute. In addition, the law’s Medicare payment reforms, such as accountable care organizations and bundled payments, could provide additional incentives for healthcare providers to reduce spending on our medical device products and reduce utilization of hospital procedures that use our products. Various healthcare reform proposals have also emerged at the state level. Other than the excise tax, which has affected our results of since January 1, 2013, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or the ultimate effect that federal healthcare reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for procedures that involve our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.
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
For the fiscal years ended May 31, 2013 and 2012, we experienced net losses of $623.4 million and $458.8 million, respectively. We may not be profitable in future periods. Any failure to become profitable could, among other things, impair our ability to complete future financings or the cost of obtaining financing, and have a material adverse effect on our business. In addition, a lack of profitability could adversely affect the price of our common stock.
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
On March 26, 2012, Biomet resolved the DOJ’s and SEC’s investigations by entering into a Deferred Prosecution Agreement, or DPA, with the DOJ and a Consent to Final Judgment, or Consent, with the SEC. Pursuant to the DPA, the DOJ has agreed to defer prosecution of Biomet in connection with this matter, provided that Biomet satisfies its obligations under the agreement over the term of the DPA. The DOJ has further agreed to not continue its prosecution and seek to dismiss its indictment should Biomet satisfy its obligations under the agreement over the term of the DPA. The DPA has a three-year term but provides that it may be extended in the sole discretion of the DOJ for an additional year. Pursuant to the Consent, Biomet consented to the entry of a Final Judgment which, among other things, permanently enjoined Biomet from violating the provisions of the Foreign Corrupt Practices Act.
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
In October 2013, Biomet became aware of certain alleged improprieties regarding its operations in Brazil and Mexico. Biomet retained counsel and other experts to investigate both matters. Based on the results of the investigation, Biomet terminated, suspended or otherwise disciplined certain of the employees and executives involved in these matters, and took certain other remedial measures. Additionally, pursuant to the terms of the DPA, in April 2014, Biomet disclosed these matters to the independent compliance monitor and to the DOJ and SEC. On July 2, 2014, the SEC issued a subpoena to Biomet requiring that Biomet produce certain documents relating to such matters.
Pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA. If the DOJ determines that the conduct underlying these investigations constitutes a violation or breach of the DPA, the DOJ could, among other things, extend or revoke the DPA or prosecute Biomet and/or the involved employees and executives. Biomet continues to cooperate with the SEC and DOJ and expects that discussions with the SEC and the DOJ will continue.

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
In September 2010, we received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice Civil Division pursuant to the False Claims Act. The CID requests that we provide documents and testimony related to allegations that OtisMed Corp., Stryker Corp. and our company have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee (a trademark of Otis Med Corporation) knee replacement system. We have produced responsive documents and are fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.
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
We could be subject to further governmental investigations or actions by other third parties as a result of our settlement with the DOJ, the SEC and the OIG-HHS.
As a result of our settlement in 2012 with the DOJ and SEC related to the FCPA investigation described above, we have been and may continue to be subject to further governmental investigations by foreign governments or other claims by third parties arising from the conduct subject to the investigation.
We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure you that the costs of defending or fines imposed in resolving those civil or criminal investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.
We could be adversely affected by violations of the FCPA and similar anti-corruption laws.
Our business operations and sales in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the FCPA and similar anti-corruption and anti-bribery laws in other jurisdictions.
We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. While we train our employees concerning anti-corruption laws and issues and have internal controls and compliance policies and procedures in place designed for the maintenance of accurate books and records and that prohibit our employees or third-parties acting on our behalf from making improper payments, violations of those policies and failures of those internal controls have occurred in the past and could recur. We have entered into a DPA with the DOJ and SEC regarding violations of the FCPA, and are currently the subject of an SEC investigation regarding possible FCPA violations. See “We, like other companies in the orthopedic industry, are involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations.”
From time to time we become aware of allegations of potential improper payments made by our employees or agents. When this happens, we investigate the allegations and, if necessary, remediate the issue and disclose the matter to the appropriate regulators and the monitor under the DPA. We cannot provide assurance that our internal controls and procedures will always protect us from reckless or criminal acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.
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
As of August 8, 2014, we are a defendant in 2,434 product liability lawsuits relating to metal-on-metal hip implants, most of which were filed in 2014. The majority of these cases involve the M2a-Magnum hip system, 502 cases involve the M2a-38 hip system, 93 involve the M2a-Taper system, and 15 involve the M2a-Ringloc system. The cases are currently venued in various state and federal courts. 2,322 federal cases have been consolidated in one multi-district proceeding in the U.S. District Court for the Northern District of Indiana. We have seen a decrease in the number of claims filed since the last date to participate in the settlement reached in the multi-district litigation involving our metal-on-metal hip systems expired in April 2014.
On February 3, 2014, we announced the settlement of the Multi-District Litigation entitled MDL 2,391 - In Re: Biomet M2a-Magnum Hip Implant Product Liability Litigation. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. We continue to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement, and as such the final payment amount is uncertain. As of May 31, 2014, we accrued $123.5 million for contingencies associated with metal-on-metal hip products, which is increased from $50.0 million as of November 30, 2013.
We believe that the payments under the settlement will exhaust our self-insured retention under its insurance program, which is $50.0 million. If this should occur, we would submit an insurance claim for the amount by which ultimate losses under the settlement exceed the self-insured retention amount. We maintain $100.0 million of third-party insurance coverage. Our insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of our insurance carriers have reserved all rights under their respective policies. We have received a letter from one of our carriers denying coverage, and certain of our other insurance carriers could also deny coverage for some or all of our insurance claims. We continue to believe our contracts with the insurance carriers are enforceable for these claims and the settlement agreement. However, we would be responsible for any amounts that its insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of our third-party insurance coverage. The settlement does not affect certain other claims relating to our metal-on-metal hip products that are pending in various state courts, or other claims that may be filed in the future. We are currently assessing any potential receivables to be recorded for recoveries from the insurance carriers. As of May 31, 2014 no receivable has been recorded.

On August 27, 2013, we initiated a voluntary recall of 87,601 units of OSSEOTITE, NanoTite and T3 dental implants, of which 34,744 units have been distributed. We have notified regulatory bodies of this recall, which was taken due to discoloration of some implants that did not meet our internal standard for visual inspection. The discoloration was caused by the affected implants coming into contact with residual machining fluid that may have been left on the metal packaging insert for the products. We have determined that there are no known health effects of the residue. The ultimate financial impact with respect to this matter will depend on many factors that are difficult to predict with the limited information received to date and may vary materially based on the number of and actual costs of patients seeking testing and treatment services and the number of and actual costs to settle any lawsuits filed against us.
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
In December 2008, Heraeus Kulzer GmbH (“Heraeus”), initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries, alleging that Biomet and Biomet Europe BV misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements, which are referred to as European Cements in this consent solicitation statement/prospectus. The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred (alleged to be in excess of €30.0 million). On December 20, 2012, the trial court dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH was the only Biomet entity remaining as a defendant.
Following an appeal by Heraeus, on June 5, 2014, the German appeals court (i) enjoined Biomet, Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005 and (iii) ruled that no further review may be sought. Damages have not been determined. The judgment is not final and the defendants will seek review (including review of the appeals court ruling that no further review may be sought) from Germany’s Supreme Court. The defendants issued a bank guaranty in favor of Heraeus for €11.25 million in order to stay the judgment. During the pendency of the stay, the defendants were entitled to continue the manufacture, marketing, sale and offering of European Cements in their current composition. On July 3, 2014, Heraeus offered security and may now execute the judgment in Germany at any time. If Heraeus were to execute the judgment, Biomet, Biomet Europe BV and Biomet Deutschland GmbH would be immediately enjoined from the manufacture, marketing, sale and offering of European Cements in Germany. While Heraeus has indicated that it intends to take the position that the judgment would prohibit the manufacture, marketing, sale and offering of European Cements outside of Germany as well, Biomet, Biomet Europe BV and Biomet Deutschland GmbH will vigorously contest any attempt to extend the effect of the judgment beyond Germany.
No prediction can be made as to the likelihood of review being granted by Germany’s Supreme Court nor can any assurance be made as to the time or resources that will be needed to devote to this litigation or its final outcome.
On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. Prior to the filing of this lawsuit, on March 8, 2013, we had filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue, and Acacia Research Group LLC entered counterclaims of infringement seeking damages in an amount yet to be determined and injunctive relief. On September 17, 2013 the May 3, 2013 case in the Eastern District of Texas was dismissed. On March 31, 2014, we entered into a Settlement and License Agreement with Bonutti Skeletal Innovations LLC settling all claims related to U.S. Patents 5,921,986, 6,638,279, 7,070,557, 7,087,073, and 8,147,514 for a one-time payment, and on June 25, 2014, the U.S. District Court for the Northern District of Indiana issued an order dismissing the claims related to these patents with prejudice. We are vigorously defending this matter and believe that our defenses against infringement for the patents remaining in the suit are valid and meritorious. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.
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
During the fiscal year ended May 31, 2014, we derived approximately 37% of our net sales from sales of our products outside of the United States, including in emerging markets. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act require us to report on certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as “conflict minerals,” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo, or DRC, and adjoining countries. The implementation of these requirements could affect the sourcing, pricing and availability of minerals used in certain of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals. We may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.
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
We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs and capital expenditures and service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money to support our operations and meet our obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including the indentures, may restrict us from pursuing any of these alternatives.
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
We have identified a material weakness in our internal controls over financial reporting for income taxes that could cause investors to lose confidence in the reliability of our financial statements.

In the preparation of this annual report, each of LVB’s and Biomet’s management identified a material weakness in our internal control over financial reporting as of May 31, 2014, arising from internal control deficiencies relating to its income tax provision and related balance sheet accounts, as discussed in Part II, Item 9A, “Controls and Procedures.”  Due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2014, and the date of this report, our disclosure controls and procedures were not effective. The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the years ended May 31, 2014, 2013, and 2012.

We will continue to evaluate, upgrade and enhance our internal controls, including the remediation of the material weakness. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. Insufficient internal controls could also cause investors to lose confidence in our reported financial information.

A natural or man-made disaster could have a material adverse effect on our business.
We have manufacturing operations located throughout the world. However, a significant portion of our products are produced at and shipped from our facility in Warsaw, Indiana, including all of our production of E1 polyethylene components. In the event that this facility is severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to shift production to our other facilities and/or rely on third-party manufacturers and may result in our having to cease production of certain products, such as E1 polyethylene components, for a significant period of time. Our existing business interruption insurance coverage may be inadequate to satisfy liabilities we might incur in such a situation. If a business interruption claim or series of claims is in excess of our insurance coverage limits, or is not otherwise covered in whole or in part by our insurance coverage, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.

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
On June 15, 2012, we announced the initial closing of the previously announced $280.0 million acquisition of the worldwide trauma business of DePuy Orthopaedics, Inc. During the first and second quarters of fiscal year 2013, subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012. On October 5, 2013, we and our wholly-owned subsidiaries EBI Holdings, LLC, a Delaware limited liability company, or EBI, and LNX Acquisition, Inc., a Delaware corporation, or Merger Sub Lanx, entered into an Agreement and Plan of Merger with Lanx, Inc., a Delaware corporation, or Lanx. On October 31, 2013, Merger Sub Lanx merged with and into Lanx and the separate corporate existence of Merger Sub Lanx ceased. Our integration of the operations of the acquired businesses requires significant efforts, including the coordination of complex information technology environments, research and development, sales and marketing, operations, manufacturing and finance.
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
We are highly leveraged. As of May 31, 2014 we had total indebtedness of $5,720.4 million (compared to total indebtedness of $5,966.4 million as of May 31, 2013). The following chart shows our level of indebtedness as of May 31, 2014 and 2013:

(in millions)
Debt Instruments	May 31, 2014	May 31, 2013

European facility	$—	$2.3
China facility	—	6.0
Term loan facilities	3,062.9	3,295.4
Cash flow revolving credit facility	—	—
Asset-based revolving credit facility	—	—
6.500% Senior Notes due 2020	1,825.0	1,825.0
6.500% Senior Subordinated Notes due 2020	800.0	800.0
Premium on notes	32.5	37.7
Total debt	$5,720.4	$5,966.4

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limit our noteholders’ rights to receive payments under the notes and any other outstanding notes if secured creditors are not paid;

•
limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development, debt service requirements, execution of our business strategy and other corporate purposes; and

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

The terms of our senior secured credit facilities also restrict us from conducting any business or operations other than, among others, (i) owning Biomet, (ii) maintaining our legal existence, (iii) performing our obligations with respect to the senior secured credit facilities and the indentures governing the notes, (iv) publicly offering common stock of LVB, (v) financing activities, including the issuance of securities, incurrence of debt, payment of dividends, making contributions to the capital of its subsidiaries and guaranteeing the obligations of its subsidiaries, or (vi) providing indemnification to our officers and directors.
In addition, if borrowing availability under our senior secured revolving credit facilities is less than 10% of the sum of aggregate commitments under our asset-based revolving credit facility and the revolving credit commitments under our cash flow credit facilities at any time, we are required to maintain a fixed charge coverage ratio as of the end of the most recently ended fiscal quarter that must be greater than or equal to 1.00 to 1.00. In the event of a default under any of our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable. If the indebtedness under our senior secured credit facilities, or our notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, noteholders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our senior secured facilities.
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
Subject to the restrictions in our senior secured credit facilities and the indentures, we, including our subsidiaries, may incur significant additional indebtedness. As of May 31, 2014:

•	we and the guarantors had approximately $330.0 million available for borrowing under our cash flow revolving credit facilities, which, if borrowed, would be senior secured indebtedness;

•
we and the guarantors had $339.7 million available for borrowing under our asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior secured indebtedness;

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
We also had $20.0 million available for borrowing under our China facility.
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
For the fiscal years ended May 31, 2014 and 2013, our non-guarantor subsidiaries accounted for $1,183.5 million, or 37% of our consolidated net sales and $1,130.6 million, or 37% of our consolidated net sales, respectively. As of May 31, 2014 and 2013, our non-guarantor subsidiaries accounted for approximately $2,367.4 million, or 24%, and $2,622.1 million, or 27%, of our consolidated assets, respectively, and approximately $465.3 million, or 6.1%, and $439.4 million, or 5.6%, of our consolidated liabilities, respectively. All amounts are presented after giving effect to intercompany eliminations.
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
Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the notes and the incurrence of any guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) Biomet, Inc. or any of the guarantors, as applicable, issued the notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

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
We are indirectly owned and controlled by the collective Principal Stockholders, and our Principal Stockholders’ interests as equity holders may conflict with the interests of noteholders as creditors.
Biomet, Inc. is a subsidiary of LVB, which is substantially owned by the collective Principal Stockholders through their ownership of membership units in Holdings. Holdings and the collective Principal Stockholders have the ability to direct our policies and operations. The interests of our Principal Stockholders may not in all cases be aligned with our noteholders’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with our noteholders’ interests. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of the notes. Furthermore, our Principal Stockholders may in the future own businesses that directly or indirectly compete with us. Our Principal Stockholders also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
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
Clinical trials are generally required to support a PMA and are sometimes required for 510(k) clearance. Such trials, if conducted in the United States, generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an no significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent that complies with FDA requirements, state and federal privacy regulations and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Additionally, we may decide at any time, for business or other reasons, to terminate a study. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA. Even if a study is completed and submitted to the FDA, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product. In addition, the FDA may perform a bioresearch monitoring inspection of a study and if it finds deficiencies, we will need to expend resources to correct those deficiencies, which may delay clearance or approval or the deficiencies may be so great that FDA could refuse to accept all or part of our data or trigger enforcement action. Indeed, if the FDA were to find that we or our clinical investigators are not operating in compliance with applicable regulations, we could be subject to FDA enforcement action as well as refusal to accept all or part of our data in support our 510(k) or PMA and/or we may need to conduct additional studies.
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
The manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for each of our products is subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. For example, from July 29, 2013 through August 2, 2013, the FDA conducted an inspection of our 3i facility in Palm Beach Gardens Florida. A Form 483 was provided to us at the conclusion of the inspection. In the FDA’s most recent Form 483, eight inspectional observations were identified. We submitted a response to the FDA on August 22, 2013, which identified our proposed corrective actions to address the FDA’s observations. Note to Biomet: please let us know if there have been any notable developments or other inspections. We also have met with the agency regarding this response and have provided monthly updates regarding the status of our corrective action plan. Whether the FDA will accept our response is uncertain. If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could initiate an enforcement action, including any of the actions identified below.
The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all. In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.
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
changes to manufacturing methods;
additional studies, including clinical studies;
recall, replacement, or discontinuance of one or more of our products;
the payment of additional taxes; or
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
LVB is a holding company with no business operations of its own. As a result, LVB depends on its operating subsidiaries for cash to make dividend payments. Deterioration in the financial conditions, earnings or cash flow of our significant subsidiaries for any reason could limit or impair their ability to pay cash dividends or other distributions. We may also need to contribute additional capital to improve the capital ratios of certain of our subsidiaries, which could also affect the ability of these subsidiaries to pay dividends.
In addition, the terms of certain of the outstanding indebtedness of subsidiaries of LVB substantially restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Our Financial Condition and Results of Operations-Credit Facilities and Notes.” There cannot be any assurance that agreements governing the current and future indebtedness of LVB or its subsidiaries will permit LVB or its subsidiaries to provide LVB’s stockholders with sufficient dividends, distributions or loans. Accordingly, the restrictions above would limit our ability to make dividend payments to our stockholders, and investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur, particularly in view of our transfer restrictions applicable to our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, cash flows, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the board deems relevant.
Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide that unless we consent to the selection of an alternative forum the Delaware Court of Chancery (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, any state or federal court located in the State of Delaware that has jurisdiction) will be the sole and exclusive jurisdiction the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our Facilities
Our principal executive offices are at 56 East Bell Drive, Warsaw, Indiana. In addition, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada and numerous countries within Europe, Asia Pacific and Latin America. We believe that all of our facilities are adequate, well maintained and suitable for the development, manufacture, distribution and marketing of all our products. The following is a list of our principal properties as of July 31, 2014:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing, LLC; manufacturing and storage facilities of Biomet Microfixation, LLC; distribution center and offices of Biomet Orthopedics, LLC; distribution center and offices of Biomet Sports Medicine, LLC; distribution center and offices of Biomet Biologics, LLC and distribution center of EBI, LLC	Warsaw, Indiana Warsaw, Indiana	690,970 78,363	Owned Leased
Administrative facility of EBI, LLC and administrative offices of Electro-Biology, LLC	Parsippany, New Jersey	102,224	Leased
Administrative, manufacturing and distribution facility of Biomet Microfixation, LLC	Jacksonville, Florida	83,442	Owned
Office, manufacturing and distribution facility of Biomet 3i, LLC	Palm Beach Gardens, Florida (a)	165,288	Owned
Office, manufacturing and distribution facility of Citra Labs, LLC	Braintree, Massachusetts	32,094	Leased
Manufacturing facility of Biomet Fair Lawn, LLC	Fair Lawn, New Jersey	40,000	Owned
Office and warehouse of Biomet Spine, LLC	Broomfield, CO	66,232	Leased
Office and manufacturing facility of Electro-Biology, LLC	Guaynabo, Puerto Rico	54,975	Owned
Office and manufacturing facilities of Interpore Spine Ltd.	Irvine, California	36,830	Leased
Office and warehouse facilities of Biomet Europe B.V.	Hazeldonk, The Netherlands	203,158	Leased
Office and research and development facilities for Trauma operations	Miami, Florida	47,700	Leased
Office, manufacturing and warehouse facility of Biomet France Sarl	Valence, France	117,123	Owned
Office, manufacturing and warehouse facilities of Biomet Deutschland GmbH	Berlin, Germany	69,383	Owned
Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland B.V. and Biomet Microfixation Europe B.V.	Dordrecht, The Netherlands	37,782	Owned
Office and manufacturing facility of met 3i Dental Iberica, S.L.	Valencia, Spain	77,000	Owned
Manufacturing and administrative facilities of Biomet UK Ltd.	Bridgend, South Wales	186,607 100,602	Owned Leased
Manufacturing, administrative and warehouse facilities of Zhejiang Biomet	Jinhua, China	135,756	Owned
Manufacturing, administrative and warehouse facilities of Changzhou Biomet	Changzhou, China	93,427	Owned
Manufacturing facility for Trauma operations (b)	Le Locle, Switzerland	115,240	Leased

(a)	Includes 23,000 square feet of space in this facility that is leased to other parties.

(b)	Biomet has ceased manufacturing operation in Le Locle, Switzerland. A portion of the facility is being sub-leased to a third party.
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
Information with respect to legal proceedings can be found in Note 17, Contingencies, to the consolidated financial statements contained in Part II, Item 8 of this report and is hereby incorporated by reference herein.

Item 4.	Mine Safety Disclosures.
Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and other information
We are a privately-owned company with no established public trading market for our common stock.
Holders
As of July 31, 2014, there was one holder of Biomet, Inc.’s common stock, LVB Acquisition, Inc., and 216 holders of LVB Acquisition, Inc.’s common stock (or 629 holders on a fully diluted basis assuming exercise of outstanding options and settlement of outstanding restricted stock units). See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Dividends
We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our credit facilities and the indentures governing the notes issued by Biomet, Inc. and did not declare or pay any dividends to our shareholders during the fiscal years ended May 31, 2014 and May 31, 2013. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.
Securities authorized for issuance under equity compensation plans
As of May 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
Stock options	36,668,827	$8.01		1,851,173
Restricted Stock Units	12,675,625	$7.91	*	1,324,375
Equity compensation plans not approved by security holders	—	—		—
Total	49,344,452			3,175,548

*	Value of shares underlying the restricted stock units as of date of grant

Item 6.	Selected Financial Data.

Statement of Operations Data

	Fiscal Year Ended May 31,
(in millions)	2014	2013	2012	2011	2010(1)

Net sales	$3,223.4	$3,052.9	$2,838.1	$2,732.2	$2,698.0
Cost of sales	1,040.2	873.4	775.5	724.2	709.9
Gross profit	2,183.2	2,179.5	2,062.6	2,008.0	1,988.1
Selling, general and administrative expense	1,393.2	1,312.5	1,172.2	1,156.2	1,152.3
Research and development expense	169.6	150.3	126.8	119.4	106.6
Amortization	307.2	313.8	327.2	367.9	372.6
Goodwill impairment charge	—	473.0	291.9	422.8	—
Intangible assets impairment charge	—	94.4	237.9	518.6	—
Operating income (loss)	313.2	(164.5)	(93.4)	(576.9)	356.6
Interest expense	355.9	398.8	479.8	498.9	516.4
Other (income) expense	(2.8)	177.8	17.6	(11.2)	(18.1)
Loss before income taxes	(39.9)	(741.1)	(590.8)	(1,064.6)	(141.7)
Benefit from income taxes	(115.8)	(117.7)	(132.0)	(214.8)	(94.1)
Net income (loss)	$75.9	$(623.4)	$(458.8)	$(849.8)	$(47.6)

(1)    Certain instrument depreciation amounts have been reclassified to conform to the current presentation.

Balance Sheet Data

(in millions)	May 31, 2014	May 31, 2013	May 31, 2012	May 31, 2011	May 31, 2010
Current assets less current liabilities	$1,025.9	$1,208.5	$1,200.8	$1,079.0	$786.5
Total assets	9,766.6	9,794.7	10,420.4	11,357.0	11,969.0
Total debt	5,720.4	5,966.4	5,827.8	6,020.3	5,896.5
Shareholder’s equity	2,109.2	1,968.6	2,682.1	3,175.1	3,733.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Executive Overview
Our consolidated net sales for the year ended May 31, 2014, increased 5.6% to $3,223.4 million, compared to $3,052.9 million for the year ended May 31, 2013. For the year ended May 31, 2014, the effect of foreign currency fluctuations negatively impacted reported net sales by $16.4 million, with Europe reported net sales positively impacted by $27.9 million and International reported net sales negatively impacted by $44.3 million. The following represents financial highlights for the year ended May 31, 2014 compared to the year ended May 31, 2013.

•	Consolidated net sales increased 5.6% (6.1% constant currency) worldwide to $3,223.4 million.

•	Knee sales grew 5.9% (6.6% constant currency) worldwide, with U.S. growth of 5.9%.

•	S.E.T. sales increased 7.9% (8.6% constant currency) worldwide and grew 9.7% in the U.S.

•	Net income increased to $75.9 million and Adjusted net income to $438.4 million.

On April 24, 2014, LVB, which owns all of the outstanding shares of common stock of Biomet, Inc., entered into the Merger Agreement, with Zimmer and Owl Merger Sub, Inc., a wholly owned subsidiary of Zimmer.
Under the Merger Agreement, LVB will be acquired for an aggregate purchase price based on a total enterprise value of $13.35 billion, which will consist of $10.35 billion in cash (which is subject to adjustment) and 32,704,677 shares of Zimmer common stock (which number of shares represents the quotient of $3.0 billion divided by $91.73, the volume weighted average price of Zimmer’s common stock on the New York Stock Exchange for the five trading days prior to the date of the Merger Agreement). Zimmer and LVB currently expect to complete the merger in the first quarter of 2015, subject to the receipt of regulatory approvals and the satisfaction or waiver of the other conditions to the merger contained in the Merger Agreement. However, it is possible that factors outside the control of Zimmer and LVB could require Zimmer and LVB to complete the merger at a later date or not complete it at all.
According to Zimmer’s Form 10-Q filed on August 7, 2014, in connection with the merger, Zimmer expects to pay off all of the outstanding funded debt of LVB and its subsidiaries at the closing, and the aggregate cash merger consideration paid by Zimmer at the closing will be reduced by such amount. Zimmer is expected to fund the cash portion of the merger consideration and the repayment of the outstanding funded debt of LVB and its subsidiaries with a combination of new debt and cash on hand. The closing of the merger is not conditioned on the receipt of any debt financing by Zimmer. Zimmer, however, is not required to consummate the merger until the completion of a 15 consecutive business day marketing period.
On October 5, 2013, the Company and our wholly-owned subsidiaries EBI Holdings, LLC, a Delaware limited liability company (“EBI”), and LNX Acquisition, Inc., a Delaware corporation (“Merger Sub Lanx”), entered into an Agreement and Plan of Merger (the “Merger Agreement Lanx”) with Lanx, Inc., a Delaware corporation (“Lanx”). On October 31, 2013, Merger Sub Lanx merged with and into Lanx and the separate corporate existence of Merger Sub Lanx ceased (the “2013 Spine Acquisition”). Upon the consummation of the 2013 Spine Acquisition, Lanx became a wholly-owned subsidiary of EBI and the Company. As of November 1, 2013 the activities of Lanx were included in our consolidated results. The aggregate purchase price for the acquisition was approximately $150.8 million on a debt-free basis.
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
Opportunities and Challenges
We believe that growth opportunities exist in the global orthopedics market as a result of favorable demographics in major markets and underserved needs for musculoskeletal care in certain underpenetrated regions, including both developed and emerging markets. As the baby boomer population ages and life expectancy increases, the elderly will represent a higher percentage of the overall population. Many conditions that require orthopedic surgery affect people in middle age or later in life, which is expected to drive growth in procedural volumes. According to U.S. Census Bureau “2012 National Population Projections”, the U.S. population aged 65 and over is expected to grow more than four times the average rate of population growth from 47.7 million and 14.8% of the population in 2015 to 72.8 million and 20.3% of the population in 2030. We also believe there are considerable opportunities for global expansion as healthcare spending increases in international markets, which accounted for more than 40% of the global orthopedic market in 2013. We plan to strengthen our position in under-penetrated regions, and we believe significant orthopedic opportunities exist, as many people will have a need for musculoskeletal care throughout their lives.
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
In the United States, health and dental providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Health Care Act (P.L. 111-148) and the Health Care and Education Reconciliation Act (P.L. 111-152). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of medical devices after December 31, 2012. Various healthcare reform proposals have also emerged at the state level. Other than the excise tax, which affected our results of operations and cash flows from December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion of government’s role in the U.S. healthcare industry may lower reimbursements for procedures that involve our products, reduce medical procedure volumes and adversely affect our business, results of operations and cash flows, possibly materially.
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

For the Year Ended May 31, 2014 Compared to the Year Ended May 31, 2013

	Year Ended May 31, 2014 Net Sales Growth As Reported	Currency Impact	Year Ended May 31, 2014 Net Sales Growth in Local Currencies
Knees	5.9%	0.7%	6.6%
Hips	2.6%	1.2%	3.8%
Sports, Extremities, Trauma (S.E.T.)	7.9%	0.7%	8.6%
Spine, Bone Healing and Microfixation	9.3%	(0.2)%	9.1%
Dental	0.8%	(0.2)%	0.6%
Cement, Biologics and Other	5.2%	(0.6)%	4.6%
Net Sales	5.6%	0.5%	6.1%

	Year Ended May 31, 2014 Net Sales Growth As Reported	Currency Impact	Year Ended May 31, 2014 Net Sales Growth in Local Currencies
United States	5.8%	—	5.8%
Europe	8.7%	(3.9)%	4.8%
International	0.1%	9.2%	9.3%
Total	5.6%	0.5%	6.1%
For the Year Ended May 31, 2013 Compared to the Year Ended May 31, 2012

	Year Ended May 31, 2013 Net Sales Growth As Reported	Currency Impact	Year Ended May 31, 2013 Net Sales Growth in Local Currencies
Knees	(0.2)%	1.6%	1.4%
Hips	—%	2.1%	2.1%
Sports, Extremities, Trauma (S.E.T.)	66.0%	2.4%	68.4%
Spine, Bone Healing and Microfixation	(0.7)%	0.6%	(0.1)%
Dental	(4.0)%	2.1%	(1.9)%
Cement, Biologics and Other	(3.7)%	1.8%	(1.9)%
Net Sales	7.6%	1.7%	9.3%

	Year Ended May 31, 2013 Net Sales Growth As Reported	Currency Impact	Year Ended May 31, 2013 Net Sales Growth in Local Currencies
United States	8.7%	—	8.7%
Europe	1.1%	4.2%	5.3%
International	13.8%	4.6%	18.4%
Total	7.6%	1.7%	9.3%

Results of Operations
For the Year Ended May 31, 2014 Compared to the Year Ended May 31, 2013

(in millions, except percentages)	Year Ended May 31, 2014	Percentage of Net Sales	Year Ended May 31, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$3,223.4	100.0%	$3,052.9	100.0%	5.6%
Cost of sales	1,040.2	32.3	873.4	28.6	19.1
Gross profit	2,183.2	67.7	2,179.5	71.4	0.2
Selling, general and administrative expense	1,393.2	43.2	1,312.5	43.0	6.1
Research and development expense	169.6	5.3	150.3	4.9	12.8
Amortization	307.2	9.5	313.8	10.3	(2.1)
Goodwill impairment charge	—	—	473.0	15.5	*
Intangible assets impairment charge	—	—	94.4	3.1	*
Operating income (loss)	313.2	9.7	(164.5)	(5.4)	*
Interest expense	355.9	11.0	398.8	13.1	(10.8)
Other (income) expense	(2.8)	(0.1)	177.8	5.8	*
Other expense, net	353.1	11.0	576.6	18.9	*
Loss before income taxes	(39.9)	(1.2)	(741.1)	(24.3)	*
Benefit from income taxes	(115.8)	(3.6)	(117.7)	(3.9)	*
Net income (loss)	$75.9	2.4%	$(623.4)	(20.4)%	*

Adjusted net income(1)	$438.4	13.6%	$340.7	11.2%	28.7%
Adjusted EBITDA(1)	$1,078.6	33.5%	$1,036.3	33.9%	4.1%

(1)    See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.

*	Not meaningful.
Sales
Net sales were $3,223.4 million for the year ended May 31, 2014, and $3,052.9 million for the year ended May 31, 2013. The following tables provide net sales by geography and product category:
Geography Sales Summary

(in millions, except percentages)	Year Ended May 31, 2014	Percentage of Net Sales	Year Ended May 31, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,970.4	61.1%	$1,862.2	61.0%	5.8%
Europe	772.0	23.9	710.2	23.3	8.7
International(1)	481.0	15.0	480.5	15.7	0.1
Total	$3,223.4	100.0%	$3,052.9	100.0%	5.6%

(1)    International primarily includes Canada, Latin America and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Year Ended May 31, 2014	Percentage of Net Sales	Year Ended May 31, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)
Knees	$995.7	30.9%	$940.0	30.8%	5.9%
Hips	649.2	20.1	632.7	20.7	2.6
Sports, Extremities, Trauma (S.E.T.)	647.5	20.1	600.1	19.7	7.9
Spine, Bone Healing and Microfixation	446.7	13.9	408.8	13.4	9.3
Dental	259.1	8.0	257.0	8.4	0.8
Cement, Biologics and Other	225.2	7.0	214.3	7.0	5.2
Total	$3,223.4	100.0%	$3,052.9	100.0%	5.6%

Knees
Net sales of knee products for the year ended May 31, 2014 were $995.7 million, or 30.9% of net sales, representing a 5.9% increase worldwide (6.6% increase on a constant currency basis) compared to net sales of $940.0 million, or 30.8% of net sales, during the year ended May 31, 2013, with a 5.9% increase in the United States. Knee sales were robust during fiscal year 2014, driven primarily by demand for the Vanguard Complete Knee System, the Oxford Partial Knee, E1 Vitamin E Infused Polyethylene Bearings and the Vanguard SSK 360 Revision System.
Hips
Net sales of hip products for the year ended May 31, 2014 were $649.2 million, or 20.1% of net sales, resulting in an increase of 2.6% worldwide (3.8% increase on a constant currency basis) compared to net sales of $632.7 million, or 20.7% of net sales, during the year ended May 31, 2013, with a 2.8% increase in the United States. The key contributors to sales growth for primary hips during fiscal year 2014 were the Microplasty and traditional versions of the Taperloc Complete Hip System, the new multi-bearing G7 Acetabular System and E1 Vitamin E Infused Polyethylene Bearings. The G7 System is designed to simplify implant and instrument selection during a procedure, providing the potential for improved operating room efficiency. Also, the Arcos Modular Femoral Revision System, continued to gain market presence during fiscal year 2014.
S.E.T.
Worldwide net sales of S.E.T. products for the year ended May 31, 2014 were $647.5 million, or 20.1% of net sales, representing a 7.9% increase (8.6% increase on a constant currency basis) compared to net sales of $600.1 million, or 19.7% of net sales, during the year ended May 31, 2013, with a 9.7% increase in the United States. The sales growth of S.E.T. products during fiscal year 2014 was primarily driven by the double digit sales increase in Extremities, which continued to be led by demand for the anatomic, reverse and revision implants from the Comprehensive Shoulder System. Other key products that contributed to the S.E.T. sales growth during the year were the JuggerKnot brand of soft anchors in Sports, including the new JuggerKnotless Soft Anchor, and several products in Trauma for fracture stabilization, including the DVR Crosslock Distal Radius Plating System, the ePAK Single-Use Delivery System for the DVR Crosslock System, the AFFIXUS Hip Fracture Nail and the A.L.P.S. Small Fragment Plating System.
Spine, Bone Healing and Microfixation
Worldwide net sales of spine, bone healing and microfixation products for the year ended May 31, 2014 were $446.7 million, or 13.9% of net sales, representing a 9.3% increase (9.1% increase on a constant currency basis) compared to net sales of $408.8 million, or 13.4% of net sales, for the year ended May 31, 2013, with a 6.5% increase in the United States. Sales growth in this product category was primarily attributable to increased sales of spine hardware, osteobiologics for spinal indications and microfixation products during fiscal year 2014. The 2013 Spine Acquisition contributed to the fiscal 2014 full year sales results. The broad portfolio of legacy products for spine fusion procedures and deformity correction were complemented by the addition of the lateral and minimally invasive spine technologies from Lanx, Inc.

Dental
Worldwide net sales of dental products for the year ended May 31, 2014 were $259.1 million, or 8.0% of net sales, representing a 0.8% increase (0.6% increase on a constant currency basis) compared to net sales of $257.0 million, or 8.4% of net sales, during the year ended May 31, 2013, with a 4.6% increase in the United States. The global launch of the T3 Implant was completed during fiscal year 2014.
Cement, Biologics and Other
Worldwide net sales of cement, biologics and other products for the year ended May 31, 2014 were $225.2 million, or 7.0% of net sales, representing a 5.2% increase (4.6% increase on a constant currency basis) compared to net sales of $214.3 million, or 7.0% of net sales, during the year ended May 31, 2013. Growth in this product category was primarily driven by increased sales penetration in markets outside the United States. Specifically, sales growth for bone cement products was principally attributable to increased market acceptance in Japan for Cobalt and Cobalt G Bone Cements. Sales of the Optipac Pre-Filled Cement Mixing System outside the United States also contributed to cement sales growth during fiscal year 2014. In addition, the global launch of StageOne Shoulder Spacer Molds commenced during the year, while there was increased adoption of the StageOne Modular Hip Spacer Molds in this category.
Cost of Sales
Cost of sales for the year ended May 31, 2014 increased to $1,040.2 million as compared to cost of sales for the year ended May 31, 2013 of $873.4 million, or 32.3% and 28.6% of net sales, respectively, an increase of $166.8 million or 3.7% of net sales. Cost of sales as a percentage of net sales increased by 1.1% of sales due to a full year of the medical device tax and lower selling prices partially offset by leveraging of distribution and other costs. In addition, cost of sales as a percentage of net sales increased 2.6% due to increased legal accruals and fees related to our metal-on-metal litigation, see “Note 17—Contingencies” to the consolidated financial statements contained in Part II, Item 8 of this report, and plant optimization costs related to the closure of our LeLocle and Swindon manufacturing facilities.
Gross Profit
Gross profit for the year ended May 31, 2014 increased to $2,183.2 million as compared to gross profit for the year ended May 31, 2013 of $2,179.5 million, or 67.7% and 71.4% of net sales, respectively, an increase of $3.7 million or a decrease of 3.7% of net sales. Gross profit as a percentage of net sales declined by 1.1% of sales due to a full year of the medical device tax, lower average selling prices and unfavorable foreign currency translation due primarily to the effect of the weakening Yen, partially offset by leveraging of distribution and other costs. In addition, gross profit as a percentage of net sales declined 2.6% due to increased legal accruals and fees related to our metal-on-metal litigation and plant optimization costs related to the closure of our LeLocle and Swindon manufacturing facilities.

Selling, General and Administrative Expense
Selling, general and administrative expense during the year ended May 31, 2014 and May 31, 2013 was $1,393.2 million and $1,312.5 million, respectively, or 43.2% and 43.0% of net sales, respectively, an increase of $80.7 million or 0.2% of net sales. Expense as a percentage of net sales decreased by 0.7% due to leveraging of sales force expenses which were higher in the prior year due to incentives related to the 2012 Trauma Acquisition and lower stock based compensation costs partially offset by incremental expenses related to the Lanx business. Selling, general and administrative costs increased 0.9% as a percentage of net sales driven by costs incurred related to our agreement to merge with Zimmer and costs of integrating the Lanx business.
Research and Development Expense
Research and development expense during the year ended May 31, 2014 and May 31, 2013 was $169.6 million and $150.3 million, respectively, or 5.3% and 4.9% of net sales, respectively, an increase of $19.3 million or 0.4% of net sales. The increase was driven by investments in new product development, regulatory affairs and clinical investments in both our core businesses and targeted emerging technologies, as well as additional expense as a result of the 2013 Spine Acquisition. These were partially offset by lower stock compensation compared to the prior year.

Amortization
Amortization expense for the year ended May 31, 2014 was $307.2 million, or 9.5% of net sales, compared to $313.8 million for the year ended May 31, 2013, or 10.3% of net sales. Customer relationship intangibles are amortized using an accelerated method, as the value for those relationships is greater at the beginning of their life. The accelerated method was the primary driver of the decrease in amortization expense in the year ended May 31, 2014 as compared to May 31, 2013.

Interest Expense
Interest expense was $355.9 million for the year ended May 31, 2014, compared to interest expense of $398.8 million for the year ended May 31, 2013. The decrease in interest expense was primarily due to lower average interest rates on our term loans and the retirement of our euro denominated term loan.
Other (Income) Expense
Other (income) expense was income of $2.8 million for the year ended May 31, 2014, compared to expense of $177.8 million for the year ended May 31, 2013. The expense for the year ended May 31, 2013 is primarily composed of the loss on retirement of bonds of $155.2 million and the write off of deferred financing fees related to the tender/retirement of our senior notes due 2017 of $17.1 million.
Benefit from Income Taxes
The effective income tax rate was 290.2% for the year ended May 31, 2014 compared to 15.9% for the year ended May 31, 2013. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits have been earned and taxed. Material non-U.S. jurisdictions in which the Company operates include Australia, Canada, China, France, Germany, Japan, Luxembourg, the Netherlands, Spain and the United Kingdom. The effective tax rate for the year ended May 31, 2014 was increased due to a reduction in the state and foreign effective tax rates on deferred tax items, a taxable loss on liquidation of a subsidiary and the release of valuation allowances on state net operating loss carryforwards due to restructuring, offset by an increase in liabilities for uncertain tax benefits. In the year ended May 31, 2013, $473.0 million of goodwill impairment charges were treated as non-deductible permanent differences and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. The effective tax rate for the year ended May 31, 2013 was decreased due to increases in valuation allowances relating to foreign net operating loss carryforwards, increases in the Company’s state effective tax rate and an increase in liabilities for uncertain tax benefits, offset by reductions related to changes in assumptions regarding the permanent reinvestment of earnings of foreign operations and reductions in foreign effective tax rates on deferred tax items.
Non-GAAP Financial Measures
Adjusted Net Income
Adjusted net income increased to $438.4 million for the year ended May 31, 2014 compared to$340.7 million for the year ended May 31, 2013, or 13.6% and 11.2% of net sales, respectively. The improvement in adjusted net income was driven by decreased interest expense and increased operating income as a result of higher sales.
Adjusted EBITDA
Adjusted EBITDA increased to $1,078.6 million for the year ended May 31, 2014 compared to$1,036.3 million for the year ended May 31, 2013, or 33.5% and 33.9% of net sales, respectively. The reduction in Adjusted EBITDA margin as a percentage of sales reflects the unfavorable impact of foreign exchange, lower selling prices, a full year of the medical device tax and the 2013 Spine Acquisition, which was partially offset by leverage in selling, general and administrative costs and lower stock compensation expense.

For the Year Ended May 31, 2013 Compared to the Year Ended May 31, 2012

(in millions, except percentages)	Year Ended May 31, 2013	Percentages of Net Sales	Year Ended May 31, 2012	Percentages of Net Sales	Percentage Increase/ (Decrease)
Net sales	$3,052.9	100.0%	$2,838.1	100.0%	7.6%
Cost of sales	873.4	28.6	775.5	27.3	12.6
Gross profit	2,179.5	71.4	2,062.6	72.7	5.7
Selling, general and administrative expense	1,312.5	43.0	1,172.2	41.3	12.0
Research and development expense	150.3	4.9	126.8	4.5	18.5
Amortization	313.8	10.3	327.2	11.5	(4.1)
Goodwill impairment charge	473.0	15.5	291.9	10.3	*
Intangible assets impairment charge	94.4	3.1	237.9	8.4	*
Operating loss	(164.5)	(5.4)	(93.4)	(3.3)	*
Interest expense	398.8	13.1	479.8	16.9	(16.9)
Other (income) expense	177.8	5.8	17.6	0.6	*
Other expense, net	576.6	18.9	497.4	17.5	*
Loss before income taxes	(741.1)	(24.3)	(590.8)	(20.8)	*
Benefit from income taxes	(117.7)	(3.9)	(132.0)	(4.6)	*
Net income (loss)	$(623.4)	(20.4)%	$(458.8)	(16.2)%	*
Adjusted net income(1)	$340.7	11.2%	$241.6	8.5%	41.0%
Adjusted EBITDA(1)	$1,036.3	33.9%	$997.5	35.1%	3.9%

(1)	See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.

*	Not meaningful.
Sales
Net sales were $3,052.9 million for the year ended May 31, 2013, and $2,838.1 million for the year ended May 31, 2012. The following tables provide net sales by geography and product category:
Geography Sales Summary

(in millions, except percentages)	Year Ended May 31, 2013	Percentage of Net Sales	Year Ended May 31, 2012	Percentage of Net Sales	Percentage Increase/ Decrease
United States	$1,862.2	61.0%	$1,713.3	60.4%	8.7%
Europe	710.2	23.3	702.7	24.8	1.1
International(1)	480.5	15.7	422.1	14.8	13.8
Total	$3,052.9	100.0%	$2,838.1	100.0%	7.6%

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Year Ended May 31, 2013	Percentage of Net Sales	Year Ended May 31, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
Knees	$940.0	30.8%	$941.8	33.2%	(0.2)%
Hips	632.7	20.7	633.0	22.3	—
Sports, Extremities, Trauma (S.E.T.)	600.1	19.7	361.6	12.7	66.0
Spine, Bone Healing and Microfixation	408.8	13.4	411.5	14.5	(0.7)
Dental	257.0	8.4	267.7	9.4	(4.0)
Cement, Biologics and Other	214.3	7.0	222.5	7.8	(3.7)
Total	$3,052.9	100.0%	$2,838.1	100.0%	7.6%

Knees
Net sales of knee products for the year ended May 31, 2013 were $940.0 million, or 30.8% of net sales, representing a 0.2% decrease worldwide (1.4% increase on a constant currency basis) compared to net sales of $941.8 million, or 33.2% of net sales, during the year ended May 31, 2012, with a 0.6% increase in the United States. Procedure volume and favorable product mix during the year were partially offset by low single digit price declines. Key products during the year ended May 31, 2013 included our Vanguard SSK 360 Revision System, the Signature Personalized Patient Care System, E1 Vitamin E infused bearings and the OSS Orthopaedic Salvage System.
Hips
Net sales of hip products for the year ended May 31, 2013 were $632.7 million, or 20.7% of net sales were flat worldwide (2.1% increase on a constant currency basis) compared to net sales of $633.0 million, or 22.3% of net sales, during the year ended May 31, 2012, with a 1.8% increase in the United States. Procedure volume and favorable product mix during the year were partially offset by low single digit price declines. We continued to see strong market demand for our Arcos Modular Femoral Revision System and our new Taperloc Complete Hip Stem during the year ended May 31, 2013. In addition, the Microplasty version of the Taperloc Complete Hip Stem and the GTS (Global Tissue Sparing) short stem received strong market acceptance. Key acetabular products included the Ringloc+ cup, E1 and ArComXL bearings, as well as our Active Articulation Systems that are available with E1 or ArComXL liners.
S.E.T.
Worldwide net sales of S.E.T. products for the year ended May 31, 2013 were $600.1 million, or 19.7% of net sales, representing a 66.0% increase (68.4% increase on a constant currency basis) compared to net sales of $361.6 million, or 12.7% of net sales, during the year ended May 31, 2012. S.E.T. sales, excluding the 2012 Trauma Acquisition, increased 9.1% worldwide and 11.8% in the United States. Sales of $205.6 million from the 2012 Trauma Acquisition were excluded in order to provide period-over-period comparability. The sales increase was primarily driven by strong demand for our JuggerKnot brand, which includes soft anchors to repair soft tissue in the shoulder, hand and wrist, and foot and ankle and strong market demand for our Comprehensive shoulder product lines including our Primary, Reverse, Fracture and S.R.S. (Segmental Revision System) Shoulder Systems. Additional key products contributing to the sales growth were the TunneLoc Tibial Fixation Device and the ToggleLoc Femoral Fixation Device with and without ZipLoop Technology. Key products acquired as a result of the 2012 Trauma Acquisition include the DVR Anatomic Volar Plating Systems, the A.L.P.S Plating Systems and the AFFIXUS Hip Fracture Nails.
Spine, Bone Healing and Microfixation
Worldwide net sales of spine, bone healing and microfixation products for the year ended May 31, 2013 were $408.8 million, or 13.4% of net sales, representing a 0.7% decrease (0.1% decrease on a constant currency basis) compared to net sales of $411.5 million, or 14.5% of net sales, for the year ended May 31, 2012. Spine and bone healing sales decreased during the year primarily due to the divestiture of our bracing business, mid-single-digit price erosion, soft volumes due to the general economy, a challenging reimbursement environment for some fusion procedures and competition from physician-owned distributorships. The sales decrease was partially offset by increased royalty revenue and continued strong sales in microfixation, which were driven by continued market acceptance of the iQ Intelligent Delivery System, the TraumaOne Plating System and the SternaLock Blu Primary Closure System, as well as the Pectus Bar product line.
Dental
Worldwide net sales of dental reconstructive products for the year ended May 31, 2013 were $257.0 million, or 8.4% of net sales, representing a 4.0% decrease (1.9% decrease on a constant currency basis) compared to net sales of $267.7 million, or 9.4% of net sales, during the year ended May 31, 2012. Dental sales in the United States increased 4.1% during the year ended May 31, 2013. While the U.S. dental market has been stronger than the market in Europe, there was continued softness worldwide as challenging economic conditions persisted. Dental sales were negatively impacted by unfavorable media reports in Japan related to the dental implant industry.

Cement, Biologics and Other
Worldwide net sales of cement, biologics and other products for the year ended May 31, 2013 were $214.3 million, or 7.0% of net sales, representing a 3.7% decrease (1.9% decrease on a constant currency basis) compared to net sales of $222.5 million, or 7.8% of net sales, during the year ended May 31, 2012. Cement sales grew due to demand for our Cobalt MV (Medium Viscosity) and HV (High Viscosity) cements with Gentamicin contributing to our sales in this category. The Optipac Pre-Packed Cement Mixing System (not available in the United States) continued to be well received in the European market during the year ended May 31, 2013. Demand for our StageOne Knee and Modular Hip Cement Spacer Molds continued to increase. These increases were more than offset by a decrease in sales of autologous therapies.
Cost of Sales
Cost of sales for the year ended May 31, 2013 increased to $873.4 million as compared to cost of sales for the year ended May 31, 2012 of $775.5 million, or 28.6% and 27.3% of net sales, respectively, an increase of $97.9 million or 1.3% of net sales. Except as described in the next sentence, cost of sales as a percentage of net sales was flat due to the medical device tax and lower selling prices, offset by lower manufacturing costs resulting from improvements in our global plant network and improved geographic sales mix. Cost of sales as a percentage of net sales increased 1.3% due to increased litigation settlements and reserves and product rationalization charges in our global spine and trauma product lines. Product rationalization is related to more focused product offerings for spine through innovative product development and to product redundancies related to the 2012 Trauma Acquisition.
Gross Profit
Gross profit for the year ended May 31, 2013 increased to $2,179.5 million as compared to gross profit for the year ended May 31, 2012 of $2,062.6 million, or 71.4% and 72.7% of net sales, respectively, an increase of $116.9 million or a decrease of 1.3% of net sales. Except as described in the next sentence, gross profit as a percentage of net sales was flat due to the medical device tax, offset by lower manufacturing costs resulting from improvements in our global plant network and improved geographic sales mix. Gross profit as a percentage of net sales decreased 1.3% due to increased litigation settlements and reserves and product rationalization charges in our global spine and trauma product lines. Product rationalization is related to more focused product offerings for spine through innovative product development and to product redundancies related to the 2012 Trauma Acquisition.

Selling, General and Administrative Expense
Selling, general and administrative expense during the year ended May 31, 2013 and May 31, 2012 was $1,312.5 million and $1,172.2 million, respectively, or 43.0% and 41.3% of net sales, respectively, an increase of $140.3 million or 1.7% of net sales. Expense as a percentage of net sales increased by 1.4% due to investments in our sales force related to the 2012 Trauma Acquisition, direct-to-consumer marketing campaign, increased bad debt expense primarily outside of the United States and increased stock-based compensation expense. See “Note 12—Share-Based Compensation and Stock Plans” to the consolidated financial statements contained in Part II, Item 8 of this report for a discussion of modifications contributing to increased stock-based compensation expense. Expense also increased as a percentage of net sales by 0.3% related to litigation and other legal fees and costs related to the 2012 Trauma Acquisition. Prior year litigation and other legal fees benefited from a legal settlement related to the Heraeus litigation. For a description of the Heraeus litigation, see “Note 17—Contingencies” to the consolidated financial statements contained in Part II, Item 8 of this report.
Research and Development Expense
Research and development expense during the year ended May 31, 2013 and May 31, 2012 was $150.3 million and $126.8 million, respectively, or 4.9% and 4.5% of net sales, respectively, an increase of $23.5 million or 0.4% of net sales. Research and development increased as a percentage of net sales by 0.4% due to investments in both our core business, including the 2012 Trauma Acquisition within S.E.T., as well as targeted emerging technologies and increased stock-based compensation expense.
Amortization
Amortization expense for the year ended May 31, 2013 was $313.8 million, or 10.3% of net sales, compared to $327.2 million for the year ended May 31, 2012, or 11.5% of net sales. This decrease was primarily due to intangible asset impairment charges taken during both fiscal years 2013 and 2012 as described below.

Goodwill Impairment Charge
In fiscal year 2013, we recorded a $473.0 million goodwill impairment charge, related to our dental reconstructive and Europe reporting units, primarily due to the impact of continued austerity measures on procedural volumes and pricing in certain European countries when compared to our prior projections used to establish the fair value of goodwill for our Europe reporting unit and primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends when compared to our prior projections used to establish the fair value of goodwill for our dental reconstructive reporting unit. In fiscal year 2012, we recorded a $291.9 million goodwill impairment charge, primarily related to our spine, bone healing and microfixation and dental reconstructive reporting units, due primarily to evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from changes in product mix in our dental reconstructive reporting unit and growth rate declines as compared to the original purchase accounting assumptions at the time of the 2007 Acquisition for our spine and bone healing reporting unit.
Intangible Assets Impairment Charge
In fiscal year 2013, we recorded a $94.4 million definite and indefinite-lived intangible asset impairment charge, related to the factors discussed in the Goodwill Impairment Charge paragraph above. During fiscal year 2012, we recorded a $237.9 million definite and indefinite-lived intangible asset impairment charge, related to the factors discussed in the Goodwill Impairment Charge paragraph above.

Interest Expense
Interest expense was $398.8 million for the year ended May 31, 2013, compared to interest expense of $479.8 million for the year ended May 31, 2012. The decrease in interest expense was primarily due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013.
Other (Income) Expense
Other (income) expense was expense of $177.8 million for the year ended May 31, 2013, compared to expense of $17.6 million for the year ended May 31, 2012. The expense for the year ended May 31, 2013 is primarily composed of the loss on retirement of bonds of $155.2 million and the write off of deferred financing fees related to the tender/retirement of our senior notes due 2017 of $17.1 million, while the year ended May 31, 2012 included an other-than-temporary impairment loss related to Greek bonds.
Benefit from Income Taxes
The effective income tax rate was 15.9% for the year ended May 31, 2013 compared to 22.3% for the year ended May 31, 2012. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits have to be earned and taxed. The effective tax rate was also impacted by non-deductible goodwill impairment. In fiscal years ended May 31, 2013 and 2012, $473.0 million and $291.9 million of goodwill impairment charges, respectively, were treated as non-deductible permanent differences and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. The effective tax rate for the year ended May 31, 2013 was decreased due to increases in valuation allowances relating to foreign net operating loss carryforwards, increases in the company’s state effective tax rate and an increase in liabilities for uncertain tax benefits, offset by reductions related to changes in assumptions regarding the permanent reinvestment of earnings of foreign operations and the reduction in United Kingdom tax rates. The May 31, 2012 effective tax rate decreased due to income inclusions related to U.S. anti-deferral provisions and updated assertions regarding the permanent reinvestment of earnings of foreign operations, offset by settlements relating to uncertain tax benefits and changes in statutory tax rates (particularly in the United Kingdom).
Non-GAAP Financial Measures
Adjusted Net Income
Adjusted net income increased to $340.7 million for the year ended May 31, 2013 compared to $241.6 million for the year ended May 31, 2012, or 11.2% and 8.5% of net sales, respectively. The $99.1 million improvement in Adjusted net income was driven by decreased interest expense of $81.0 million, or 3.8% of net sales, due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities. The effective tax rate attributable to Adjusted net income decreased to 22.9% for the year ended May 31, 2013 from 27.6% for the year ended May 31, 2012. The effective tax rate decreased as a result of the impact of supply chain improvements on the mix of various jurisdictions in which profits were earned and taxed.
Adjusted EBITDA
Adjusted EBITDA increased to $1,036.3 million for the year ended May 31, 2013 compared to $997.5 million for the year ended May 31, 2012, or 33.9% and 35.1% of net sales, respectively. The gross profit impact on Adjusted EBITDA as a percentage of net sales was flat as the impact of lower manufacturing costs resulting from improvements in our global plant network and improved geographic sales mix was offset by the medical device tax and lower selling prices. Selling, general and administrative expense decreased Adjusted EBITDA as a percentage of net sales by 1.4% due to investments in our sales force related to the 2012 Trauma Acquisition and direct-to-consumer marketing campaign, increased bad debt expense primarily outside of the
United States and higher stock-based compensation as a result of the modifications see “Note 12—Share-Based Compensation and Stock Plans” to the consolidated financial statements contained in Part II, Item 8 of this report. Research and development expense decreased Adjusted EBITDA as a percentage of net sales by 0.4% due to investments in both our core business, including the 2012 Trauma Acquisition within S.E.T., as well as targeted emerging technologies. Adjusted EBITDA as a percentage of net sales was favorably impacted 0.7% by lower other (income) expense due primarily to the other-than-temporary impairment loss on the Greek bonds.

Liquidity and Capital Resources
For the Years Ended May 31, 2014, 2013 and 2012
The following is a summary of the cash flows by activity for the years ended May 31, 2014, 2013 and 2012:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Net cash from (used in):
Operating activities	$529.0	$468.5	$377.3
Investing activities	(365.1)	(488.6)	(144.0)
Financing activities	(273.9)	(134.7)	(38.1)
Effect of exchange rate changes on cash	2.0	18.0	(30.6)
Change in cash and cash equivalents	$(108.0)	$(136.8)	$164.6
Our cash and cash equivalents were $247.6 million as of May 31, 2014 compared to $355.6 million as of May 31, 2013. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $145.8 million as of May 31, 2014. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.
Operating Cash Flows
Net cash provided by operating activities was $529.0 million for the year ended May 31, 2014, compared to cash flows provided of $468.5 million for the year ended May 31, 2013. The increase in cash provided by operating activities was primarily due to cash interest savings due to lower average interest rates on our term loans and the retirement of our euro denominated term loan.
Net cash provided by operating activities was $468.5 million for the year ended May 31, 2013, compared to cash flows provided of $377.3 million for the year ended May 31, 2012. The increase in cash provided by operating activities of $91.2 million was primarily due to cash interest savings due to our refinancing activities.
Investing Cash Flows
Net cash used in investing activities was $365.1 million for the year ended May 31, 2014 and $488.6 million for the year ended May 31, 2013. The investing cash flow decrease was primarily due to the 2012 Trauma Acquisition purchase price of $280.0 million in the prior year, while the 2013 Spine Acquisition purchase price was $148.8 million. In addition, there was an increase in capital expenditures of $15.6 million during the year ended May 31, 2014, as compared to the year ended May 31, 2013, due to new product launches, instrument needs to support the 2013 Spine Acquisition and investment in additional capacity in certain plants.
Net cash used in investing activities was $488.6 million for the year ended May 31, 2013 and $144.0 million for the year ended May 31, 2012. The investing cash flow increase was primarily due to the 2012 Trauma Acquisition purchase price of $280.0 million and an increase in capital expenditures of $24.7 million during the year ended May 31, 2013, as compared to the year ended May 31, 2012. Additionally, during the year ended May 31, 2012, we received proceeds from the sales/maturities of investments of $42.1 million primarily related to the sale of a time deposit.
Financing Cash Flows
Net cash used in financing activities was $273.9 million for the year ended May 31, 2014, compared to $134.7 million for the year ended May 31, 2013. The difference was primarily related to the refinancing activities.
Net cash used in financing activities was $134.7 million for the year ended May 31, 2013, compared to $38.1 million for the year ended May 31, 2012. The difference was primarily related to the refinancing activities, see “Note 7—Debt” to the consolidated financial statements contained in Part II, Item 8 of this report. We received proceeds of $3,396.2 million related to the offerings of our 6.500% senior notes due 2020 and 6.500% senior subordinated notes due 2020 and term loans and we tendered or retired $3,423.0 million of senior notes due 2017 and term loans. Additionally, we incurred $79.0 million of fees related to the refinancing activities.

Balance Sheet Metrics
Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns for the fiscal years ended May 31, 2014 and 2013.

	May 31, 2014	May 31, 2013

Days Sales Outstanding(1)	62.7	62.7
Inventory Turns (2)	1.58	1.50

(1)	DSO is calculated by dividing the quarter-over-quarter average accounts receivable balance by the last quarter net sales multiplied by 91.25 days

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.
We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. DSO was flat year over year. We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns improved at May 31, 2014, compared to May 31, 2013, due to certain product rationalization efforts. These measures may not be computed the same as similarly titled measures used by other companies.

Non-GAAP Disclosures
We use certain non-GAAP financial measures including Adjusted EBITDA and Adjusted net income that differ from financial measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP. Management exercises judgment in determining which types of charges or other items should be excluded from non-GAAP financial measures. Management uses this non-GAAP information internally to evaluate the performance of the core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period-over-period. Additionally, our management is evaluated on the basis of some of these non-GAAP financial measures when determining achievement of their incentive compensation performance targets. We believe that our disclosure of these non-GAAP financial measures provides investors greater transparency to the information used by management for its financial and operational decision-making and enables investors to better understand our period-over-period operating performance. We also believe Adjusted EBITDA and Adjusted net income are widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, tax jurisdictions, capital structures and the methods by which assets were acquired.
We define “Adjusted EBITDA” to mean earnings before interest, taxes, depreciation and amortization, as adjusted for certain expenses. We define “Adjusted net income” to mean earnings as adjusted for certain expenses. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that exclude certain income statement line items, such as interest, taxes, depreciation or amortization, and/or exclude certain expenses, such as certain litigation expenses, acquisition expenses (which includes the 2013 Spine Acquisition, the 2012 Trauma Acquisition and the Zimmer Merger), operational restructuring charges, advisory fees paid to the Principal Stockholders, asset impairment charges, losses on extinguishment of debt, purchase accounting costs, losses on swap liabilities and other related charges.
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

•
several of the adjustments that we use in calculating Adjusted EBITDA and Adjusted net income, such as asset impairment charges, while not involving cash expense, do have a negative impact on the value of our assets as reflected in our consolidated balance sheet prepared in accordance with GAAP.

Reconciliations of historical net income (loss) to Adjusted EBITDA and Adjusted net income are set forth in the following table:

	Fiscal Year Ended May 31,
(in millions)	2014	2013	2012
Adjusted EBITDA:
Net income (loss), as reported	$75.9	$(623.4)	$(458.8)
Plus (minus):
Interest expense	355.9	398.8	479.8
Benefit from income taxes	(115.8)	(117.7)	(132.0)
Depreciation and amortization	501.2	495.4	509.4
Special items, before amortization and depreciation from purchase accounting, interest and tax(1)	261.4	883.2	599.1
Adjusted EBITDA	$1,078.6	$1,036.3	$997.5
Adjusted net income:
Net income (loss), as reported	$75.9	$(623.4)	$(458.8)
Plus:
Special items, after tax(2)	362.5	964.1	700.4
Adjusted net income	$438.4	$340.7	$241.6

(1)	A reconciliation of special items, before amortization and depreciation from purchase accounting, interest and tax is as follows:

	Fiscal Year Ended May 31,
(in millions)	2014	2013	2012
Special items
Certain litigation expenses(1)	$134.9	$57.9	$8.6
Acquisition expenses(2)	35.5	16.7	4.6
Operational restructuring(3)	73.3	59.1	45.8
Principal Stockholders fee(4)	11.1	11.0	10.3
Asset impairment(5)	—	567.4	529.8
Loss on extinguishment of debt(6)	6.6	171.1	—
Special items, before amortization and depreciation from purchase accounting, interest and tax	$261.4	$883.2	$599.1

(2)	A reconciliation of special items, after tax is as follows:

	Fiscal Year Ended May 31,
(in millions)	2014	2013	2012
Special items, before amortization and depreciation from purchase accounting, interest and tax	$261.4	$883.2	$599.1
Amortization and depreciation from purchase accounting(7)	295.5	299.6	325.6
Loss on swap liability(8)	21.8	—	—
Tax effect(9)	(216.2)	(218.7)	(224.3)
Special items, after tax	$362.5	$964.1	$700.4
Special Items
The following tables indicate how each of the special items noted above are reflected in our financial statements.
Years Ended May 31, 2014, 2013 and 2012

	Year Ended May 31, 2014
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Interest expense	Other (income) expense	Total
Certain litigation(1)	$107.2	$27.7	$—	$—	$—	$—	$134.9
Acquisition expenses(2)	7.3	28.2	—	—	—	—	35.5
Operational restructuring(3)	62.5	10.4	0.7	—	—	(0.3)	73.3
Principal Stockholders fee(4)	—	11.1	—	—	—	—	11.1
Loss on extinguishment of debt(6)	—	—	—	—	—	6.6	6.6
Special items, before amortization from purchase accounting, interest and tax	177.0	77.4	0.7	—	—	6.3	261.4
Amortization from purchase accounting(7)	—	—	—	295.5	—	—	295.5
Loss on swap liability(8)	—	—	—	—	21.8	—	21.8
Tax effect(9)	—	—	—	—	—	—	(216.2)
Special items, after tax	$177.0	$77.4	$0.7	$295.5	$21.8	$6.3	$362.5

	Year Ended May 31, 2013
(in millions)	Cost of Sales	Selling general and administrative expense	Research and development expense	Amortization	Goodwill and intangible assets impairment charge	Other (income) expense	Total
Certain litigation(1)	$42.9	$15.0	$—	$—	$—	$—	$57.9
Acquisition expenses(2)	7.4	9.3	—	—	—	—	16.7
Operational restructuring(3)	38.9	9.5	1.1	—	—	9.6	59.1
Principal Stockholders fee (4)	—	11.0	—	—	—	—	11.0
Asset impairment(5)	—	—	—	—	567.4	—	567.4
Loss on extinguishment of debt(6)	—	—	—	—	—	171.1	171.1
Special items, before amortization and depreciation from purchase accounting, interest and tax	89.2	44.8	1.1	—	567.4	180.7	883.2
Amortization and depreciation from purchase accounting(7)	—	—	—	299.6	—	—	299.6
Tax effect(9)	—	—	—	—	—	—	(218.7)
Special items, after tax	$89.2	$44.8	$1.1	$299.6	$567.4	$180.7	$964.1

	Year Ended May 31, 2012
(in millions)	Cost of Sales	Selling general and administrative expense	Research and development expense	Amortization	Goodwill and intangible assets impairment charge	Total
Certain litigation(1)	$3.3	$5.3	$—	$—	$—	$8.6
Acquisition expenses(2)	0.2	4.4	—	—	—	4.6
Operational restructuring(3)	33.0	12.6	0.2	—	—	45.8
Principal Stockholders fee (4)	—	10.3	—	—	—	10.3
Asset impairment(5)	—	—	—	—	529.8	529.8
Special items, before amortization and depreciation from purchase accounting, interest and tax	36.5	32.6	0.2	—	529.8	599.1
Amortization and depreciation from purchase accounting(7)	10.8	—		314.8		325.6
Tax effect(9)	—	—	—	—	—	(224.3)
Special items, after tax	$47.3	$32.6	$0.2	$314.8	$529.8	$700.4

(1)
Certain litigation, including expenses, settlements and adjustments to reserves during the year, including the metal-on-metal hip products litigation described in “Note 17—Contingencies” to the consolidated financial statements contained in Part II, Item 8 of this report, that we believe are not reflective of our ongoing operational performance are excluded from non-GAAP financial measures. We incur legal and settlement expenses in the ordinary course of our business, but we believe the items included in this line are unusual either in amount or subject matter. We believe this information is useful to investors in that it aids period-over-period comparability.

(2)
We exclude acquisition-related expenses for the 2012 Trauma Acquisition, 2013 Spine Acquisition and Zimmer Merger from non-GAAP financial measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.

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

(4)
Upon completion of the 2007 Acquisition, we entered into a management services agreement with certain affiliates of our Principal Stockholders, pursuant to which such affiliates of our Principal Stockholders or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, our Principal Stockholders receive a quarterly monitoring fee equal to 1% of our quarterly Adjusted EBITDA (as defined by our senior secured credit facilities) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of ongoing operating results and they are not used by management to assess ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability

(5)	Non-cash asset impairment charges are excluded from non-GAAP financial measures because they are not reflective of our ongoing operational performance or liquidity.

•
During fiscal year 2013, we recorded a $473.0 million goodwill impairment charge and a $94.4 million definite and indefinite-lived intangible asset impairment charge associated with our dental reconstructive and Europe reporting units.

•
During fiscal year 2012, we recorded a $291.9 million goodwill impairment charge and a $237.9 million definite and indefinite-lived intangible asset impairment charge primarily associated with our dental reconstructive and spine and bone healing reporting units.

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

(7)
Amortization and depreciation from purchase accounting adjustments that are related to the 2007 Acquisition, 2012 Trauma Acquisition and 2013 Spine Acquisition are excluded from non-GAAP financial measures. These amortization amounts represent the additional amortization expenses in each period attributable to the step-up of amortizable assets to fair value due to the application of purchase accounting. We believe this information is useful to investors in that it provides period-over-period comparability. Further, these amounts are not used by management to assess ongoing operational performance.

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
A joinder agreement dated October 4, 2012 was entered into pursuant to our senior secured credit facilities, as amended by the amendment and restatement agreement dated August 2, 2012. By entering into the joinder agreement, the joining lenders party thereto have agreed to extend the maturity of approximately $392.7 million of Biomet’s U.S. dollar-denominated term loans and approximately €32.9 million of Biomet’s euro-denominated term loans, to July 25, 2017. The term loans extended pursuant to the joinder agreement are on terms identical to the terms loans that were extended pursuant to the amendment and restatement agreement entered into on August 2, 2012. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans either pursuant to the amendment and restatement agreement, entered into on August 2, 2012, or the subsequent joinder agreement will continue to mature on March 25, 2015.
In addition, on December 27, 2012, we completed a $730.0 million add-on to our extended U.S. dollar-denominated term loan. The proceeds from the add-on were used to refinance the non-extended U.S. dollar- denominated term B loan, which was net of fees associated with the add-on closing. The terms of the add-on are consistent with the terms in the amended and restated agreement entered into on August 2, 2012.
On September 10, 2013, Biomet retired €167.3 million ($221.4 million) principal amount of its euro-denominated term loan using cash on hand. On September 25, 2013, Biomet completed an $870.5 million U.S. dollar-denominated term loan offering, the proceeds of which were used to retire the remaining euro-

denominated term loan principal balance of €657.7 million ($870.2 million). Concurrently with the new $870.5 million U.S. dollar-denominated term loan offering, Biomet also completed a repricing of its existing
$2,111.4 million extended U.S. dollar-denominated term loan to LIBOR + 3.50%. The terms of the new term loan are consistent with the existing extended U.S. dollar-denominated term loan.
Our senior secured credit facilities contain a number of covenants that, among other things are subject to certain exceptions, will restrict our ability and the ability of our restricted subsidiaries to: (1) incur additional indebtedness; (2) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; (3) make investments, loans, advances and acquisitions; (4) create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; (5) engage in transactions with our affiliates;(6) sell assets, including capital stock of our subsidiaries; (7) consolidate or merge; (8) create liens; and (9) enter into sale and lease-back transactions. The credit agreement governing our senior secured credit facilities does not require us to comply with any financial ratio maintenance covenants. As of May 31, 2014, we were in compliance with our covenants and intend to maintain compliance.
Asset-based Revolving Credit Facility
On November 14, 2012, Biomet replaced and refinanced its asset-based revolving credit facility with a new asset-based revolving credit facility that has a U.S. tranche of up to $400.0 million and a European borrower tranche denominated in euros of up to the euro-equivalent of $100.0 million. The European borrower tranche is secured by certain foreign assets of European subsidiary borrowers and the U.S. borrowers under the U.S. tranche guarantee the obligations of any such European subsidiary borrowers (and such guarantees are secured by the current assets collateral that secures the direct obligations of such U.S. borrowers under such U.S. tranche). On May 31, 2014, the European borrower tranche was closed at the discretion of the Company. Our asset-based revolving credit facility matures on July 25, 2017.
The U.S. borrowing base at any time will equal the sum of 85% of eligible accounts receivable and 85% of the net orderly liquidation value of eligible inventory (not to exceed 65% of the borrowing base), less certain reserves and subject to certain limitations on eligible consignment inventory and accounts receivable owed by non- U.S. persons. The asset-based credit agreement includes a $100 million sublimit for letters of credit. Under the facility there is also a swingline sublimit for same-day borrowings of up to the lesser of (i) $50.0 million and (ii) the aggregate principal amount of the commitments. As of May 31, 2014 there were no borrowings under our asset-based revolving credit facility.
Borrowings under the asset-based credit agreement bear interest at a rate per annum dependent upon the average availability of the applicable subfacility as set forth in the following pricing grid:

Average Availability	Adjusted Eurocurrency Rate for Loans and Letter of Credit Fees	Base Rate
≥66 2/3%	1.75%	0.75%
<66 2/3% but ≥33 1/3%	2.00%	1.00%
<33 1/3%	2.25%	1.25%
In addition, we are required to pay a commitment fee of (i) 0.25% per annum if the amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the senior secured asset-based revolving credit facility exceed 50% of the commitment amount, and (ii) if otherwise, 0.375% per annum, on the average daily unused portion of the senior secured asset-based revolving credit facility, payable quarterly in arrears.
The senior secured asset-based revolving credit facility will mature on July 25, 2017; provided, however, that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200 million under our cash flow credit agreement, then the loans under the Credit Agreement will mature on December 24, 2014. We do not expect to exceed $200 million under our cash flow credit agreement as of December 23, 2014.

As is the case with our senior secured credit facilities described above, our asset-based revolving credit facility contains a number of covenants that restrict us. The credit agreement governing our asset-based revolving credit facility also contains certain customary affirmative covenants and events of default. As of May 31, 2014, we were in compliance with our covenants and intend to maintain compliance.

Notes
On August 8, 2012, Biomet completed its offering of $1.0 billion aggregate principal amount of 6.500% senior notes. We used the net proceeds of this offering to fund a tender offer for any and all of our outstanding senior toggle notes, including related fees and expenses, and to purchase, redeem, defease or otherwise acquire or retire our outstanding indebtedness. On October 2, 2012, we completed our offering of $825.0 million aggregate principal amount of additional 6.500% senior notes and $800.0 million aggregate principal amount of 6.500% senior subordinated notes. We used the net proceeds of those offerings, together with cash on hand and other sources, to purchase any and all of our 10% Senior Cash Pay Notes and $940.0 million principal amount of our outstanding 11 5/8% Senior Subordinated Notes. On November 1, 2012, we purchased and redeemed all remaining outstanding 10% Senior Cash Pay Notes and 11 5/8% Senior Subordinated Notes using cash on hand and asset-based revolver proceeds. All of the notes were issued by Biomet and are guaranteed by each of its existing and future wholly-owned domestic subsidiaries that guarantee our obligations under our senior secured credit facilities. Interest is payable in cash.
The indentures governing our 6.500% senior notes and 6.500% senior subordinated notes, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, pay dividends and make other restricted payments, make certain investments, sell assets, create liens, consolidate, merge or sell all or substantially all of our assets, enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to important exceptions during any period of time for which (i) the respective notes have received investment grade ratings from certain specified rating agencies and (ii) no default has occurred and is continuing under the indentures that govern the respective notes. As of May 31, 2014, we were in compliance with our covenants.
China Facility
As of May 31, 2014, we had an outstanding revolving credit facility in China referred to as the China Facility. As of May 31, 2014, we had no outstanding borrowings under our China Facility, which has an available line of $20.0 million.
Capital Expenditures and Investments
We maintain our cash and investments primarily in money market funds, time deposits, certificates of deposit and equity securities. We are exposed to interest rate risk on our corporate bonds and debt instruments. We see the growth prospects in our markets and intend to invest in an effort to improve our worldwide market position. We expect to spend in excess of $600.0 million over the next two fiscal years for capital expenditures (including instrumentation issued to the field) and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds, cash flows generated from operations, and currently available credit lines.

Contractual Obligations
There were no borrowings outstanding under our asset-based revolving facility as of May 31, 2014. As of May 31, 2014, required principal payments of $133.1 million were due within the next twelve months. Our term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the Amended and Restated Credit Agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments.
Our revolving borrowing base available under all debt facilities at May 31, 2014 was $689.7 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.

(in millions)	Total	2015	2016 and 2017	2018 and 2019	2020 and Thereafter
Contractual obligations(1)
Projected future pension benefit payments	$65.6	$5.4	$10.9	$12.0	$37.3
Long-term debt (including current maturities)	5,720.4	133.1	59.6	2,870.2	2,657.5
Interest payments(2)	1,569.0	307.9	595.1	394.1	271.9
Material purchase commitments	124.3	56.7	46.0	14.8	6.8
Total contractual obligations	$7,479.3	$503.1	$711.6	$3,291.1	$2,973.5

(1)    The total amounts of capital lease obligations and operating lease obligations are not significant.

(2)	Amounts include the effect of interest rate swaps currently in place.
In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at May 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $132.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

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
Critical Accounting Policies and Estimates
Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including our significant accounting policies, refer to the audited consolidated financial statements and our unaudited condensed consolidated interim financial statements and, in each case, the notes thereto included elsewhere in this annual report.
Revenue Recognition
We sell product through four principal channels: (1) directly to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on the balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.
At certain locations, we record a contractual allowance that is offset against revenue for each sale to a non- contracted payor so that revenue is recorded at the estimated determinable price at the time of the sale. Those non- contracted payors and insurance companies in some cases do not have contracted rates for products sold, but may have pricing available for certain products through their respective web sites. We will invoice at its list price and establish the contractual allowance to estimate what the non-contracted payor will settle the claim for based on the information available as noted above. At certain locations, revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.
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
In fiscal year 2013, we finalized a $327.4 million goodwill and definite and indefinite-lived intangible assets impairment charge related to its dental reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends when compared to our prior projections used to establish the fair value of goodwill and intangible assets. The impairment charge was a result of the finalization of our preliminary impairment work as of November 30, 2012.
Fiscal Year 2012 Impairment Charges

In fiscal year 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our spine and bone healing and dental reconstructive reporting units. As of February 29, 2012, we concluded that certain indicators were present that suggested impairment may exist for our dental reconstructive reporting unit’s goodwill and intangible assets. The indicators of impairment in our dental reconstructive reporting unit included evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix. The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 29, 2012. However, the preliminary result of this interim test of impairment for the dental reconstructive reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2012. We finalized impairment test during the fourth quarter of fiscal year 2012. During the annual impairment test, described below, our spine and bone healing reporting unit failed step one. The indicators were primarily due to growth rate declines as compared to prior assumptions.
Impairment Test Methodology
In performing the test on goodwill, we utilize the two-step approach prescribed under guidance issued by the Financial Accounting Standards Board, or FASB, for goodwill and other intangible assets. The first step requires a comparison of the carrying value of the reporting units, of which we have identified six in total, to the fair value of these units. We assign assets and liabilities including goodwill, to the reporting units. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. For further information regarding our impairment test methodology, see Note 6 to our audited consolidated financial statements included elsewhere in this annual report.
With respect to the impairment charges for the fiscal years described above, we used only the income approach, specifically the discounted cash flow method, to determine the fair value of the dental reconstructive, spine and bone healing and Europe reporting units, or Impaired Reporting Units, and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate.
This methodology is consistent with how we estimate the fair value of our reporting units during our annual goodwill and indefinite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the Impaired Reporting Units, we used assumptions about future revenue contributions and cost structures. In addition, the application of the income approach for both goodwill and intangibles requires judgment in determining a risk-adjusted discount rate at the reporting unit level. We based this determination on estimates of the weighted-average costs of capital of market participants. We performed a peer company analysis and considered the industry weighted-average return on debt and equity from a market participant perspective.
To calculate the amount of the impairment charge related to the Impaired Reporting Units, we allocated the reporting unit’s fair value to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of our Impaired Reporting Unit’s assets and liabilities as if the reporting units had been acquired in a business combination.
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
We also performed our annual assessment for impairment as of March 31, 2014 for all six reporting units. We utilized discount rate of 10.4%. Based on the discount rate used in its most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.2 billion and a decrease in the discount rate of 1% would result in an increase in fair value of $1.5 billion. The step one test also includes assumptions derived from competitor market capitalization and beta values as well as the twenty year Treasury bill rate as of March 31, 2014. All reporting units passed step one in fiscal year 2014.
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
As of August 8, 2014, we are a defendant in 2,434 product liability lawsuits relating to metal-on-metal hip implants, most of which were filed in 2014. The majority of these cases involve the M2a-Magnum hip system, 502 cases involve the M2a-38 hip system, 93 involve the M2a-Taper system, and 15 involve the M2a-Ringloc system. The cases are currently venued in various state and federal courts. 2,322 federal cases have been consolidated in one multi-district proceeding in the U.S. District Court for the Northern District of Indiana. We have seen a decrease in the number of claims filed since the last date to participate in the settlement reached in the multi-district litigation involving our metal-on-metal hip systems expired in April 2014.

On February 3, 2014, we announced the settlement of the Multi-District Litigation entitled MDL 2,391 - In Re: Biomet M2a-Magnum Hip Implant Product Liability Litigation. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. We continue to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement, and as such the final payment amount is uncertain. As of May 31, 2014, we accrued $123.5 million for contingencies associated with metal-on-metal hip products, which is increased from $50.0 million as of November 30, 2013.
We believe that the payments under the settlement will exhaust our self-insured retention under our insurance program, which is $50.0 million. If this should occur, we would submit an insurance claim for the amount by which ultimate losses under the settlement exceed the self-insured retention amount. We maintain $100.0 million of third-party insurance coverage. Our insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of our insurance carriers have reserved all rights under their respective policies. We have received a letter from one of our carriers denying coverage, and certain of our other insurance carriers could also deny coverage for some or all of our insurance claims. We continue to believe our contracts with the insurance carriers are enforceable for these claims and the settlement agreement. However, we would be responsible for any amounts that our insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of our third-party insurance coverage. The settlement does not affect certain other claims relating to our metal-on-metal hip products that are pending in various state courts, or other claims that may be filed in the future. We are currently assessing any potential receivables to be recorded for recoveries from the insurance carriers. As of May 31, 2014 no receivable has been recorded.
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

The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions, or UTPs, based on a two-step process. We recognize the tax benefit from an UTP only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The amount of UTPs is measured as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We believe our estimates for UTPs are appropriate and sufficient for any assessments that may result from examinations of our tax returns.
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
We have not historically provided for U.S. or additional foreign taxes on the excess of the amount of financial reporting over the tax basis of investments in non-U.S. subsidiaries. A company is not required to recognize a deferred tax liability for the outside basis difference of an investment in a non-U.S. subsidiary or a non-U.S. corporate joint venture that is essentially permanent in duration, unless it becomes apparent that such difference will reverse in the foreseeable future. The excess of financial reporting basis over tax basis of investments in non- U.S. subsidiaries is primarily attributable to the financial restatement of the carrying amount of these investments due to the 2007 Acquisition, adjusted for subsequent accumulation of earnings and losses. It is our practice and intention to continue to permanently reinvest a substantial portion of the reported earnings of our non-U.S. subsidiaries in non-U.S. operations. It is also our practice and intention to continue to permanently reinvest a substantial portion of the excess cash generated by our non-U.S. subsidiaries. Currently, there are no plans to divest any of our investments in non-U.S. subsidiaries. As of May 31, 2014, we have an accumulated GAAP loss in our non-U.S. subsidiaries. Therefore, there are no undistributed earnings to disclose. To the extent it is determined that the book tax basis difference could reverse in the foreseeable future, other than related to undistributed earnings, we will record a deferred tax liability reflecting the estimated amount of tax that will be payable due to such reversal. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate repatriation of portions of the earnings currently treated as permanently reinvested, under current tax laws an additional tax provision may be required which could have a material effect on our financial results. As of May 31, 2014, we anticipate there will be no decrease in the financial reporting over the tax basis of investments in non-U.S. subsidiaries in the foreseeable future that will result in either a cash tax liability, utilization of a tax attribute previously recorded on the balance sheet or generation of additional tax attributes.

Recent Accounting Pronouncements
Income Taxes-In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. We are currently evaluating the impact this ASU will have on our financial position, results of operations and cash flows.
Property, Plant and Equipment-In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014. We do not expect this ASU to have an impact on our financial position, results of operations or cash flows.

Revenue-In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this ASU will have on our financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and our operations.
Interest Rate Risk
Our principal exposure to interest rate risk arises from variable rates associated with our senior secured credit facilities, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. For a description of these facilities, refer to “Note 9—Derivative Instruments and Hedging Activities” to the consolidated financial statements contained in Part II, Item 8 of this report.
As of May 31, 2014 we had interest rate swap agreements with a total notional amount of $1,355.0 million to fix the interest rates on a portion of the borrowings under the U.S. dollar-denominated term loan facility. As of May 31, 2014, the fair value of the interest rate swap agreements relating to our U.S. dollar-denominated term loan facility was a $20.4 million net unrealized loss. Net of our $0.2 million credit valuation adjustment, we have a liability of $20.2 million.
Our trading securities are invested in equity securities. Our non-trading investments, excluding cash and cash equivalents, are equity securities and time deposits. These financial instruments are subject to market risk as changes in interest rates would impact the market value of such investments.
Based on our overall interest rate exposure at May 31, 2014, including variable rate debt, a hypothetical 10% increase or decrease in interest rates applied to the fair value of the financial instruments discussed above as of May 31, 2014 would cause a $6.2 million increase in or savings in interest expense.

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

Item 8.	Financial Statements and Supplementary Data

LVB ACQUISITION, INC. AND BIOMET, INC.
INDEX TO FINANCIAL STATEMENTS

Index	Page Number
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm, LVB Acquisition, Inc.	89
Report of Independent Registered Public Accounting Firm, Biomet, Inc.	90
LVB Acquisition, Inc. and Subsidiaries Consolidated Balance Sheets as of May 31, 2014 and 2013	91
LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended May 31, 2014, 2013 and 2012	92
LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity for the years ended May 31, 2014, 2013 and 2012	93
LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended May 31, 2014, 2013 and 2012	94
Biomet, Inc. and Subsidiaries Consolidated Balance Sheets as of May 31, 2014 and 2013	95
Biomet, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended May 31, 2014, 2013 and 2012	96
Biomet, Inc. and Subsidiaries Consolidated Statements of Shareholder’s Equity for the years ended May 31, 2014, 2013 and 2012	97
Biomet, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended May 31, 2014, 2013 and 2012	98
Notes to Consolidated Financial Statements	99
Financial Statement Schedules:
Schedule I—Condensed Financial Information	142
Schedule II—Valuation and Qualifying Accounts	144
Quarterly Results (Unaudited)	144
Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LVB Acquisition, Inc.
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of LVB Acquisition, Inc. and subsidiaries (the "Company") as of May 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LVB Acquisition, Inc. and subsidiaries as of May 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Biomet, Inc.
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Biomet, Inc. and subsidiaries (the "Company") as of May 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity, and cash flows for each of the three years in the period ended May 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biomet, Inc. and subsidiaries as of May 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 20, 2014

LVB Acquisition, Inc. and Subsidiaries Consolidated Balance Sheets
(in millions, except shares)

	May 31, 2014	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$247.6	$355.6
Accounts receivable, less allowance for doubtful accounts receivables of $31.9 ($33.5 at May 31, 2013)	577.3	531.8
Inventories	693.4	624.0
Deferred income taxes	149.9	119.9
Prepaid expenses and other	202.9	141.3
Total current assets	1,871.1	1,772.6
Property, plant and equipment, net	716.0	665.2
Investments	12.5	23.0
Intangible assets, net	3,439.6	3,630.2
Goodwill	3,634.4	3,600.9
Other assets	93.0	102.8
Total assets	$9,766.6	$9,794.7
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$133.1	$40.3
Accounts payable	135.3	111.5
Accrued interest	53.4	56.2
Accrued wages and commissions	168.7	150.1
Other accrued expenses	354.7	206.0
Total current liabilities	845.2	564.1
Long-term liabilities:
Long-term debt, net of current portion	5,587.3	5,926.1
Deferred income taxes	968.6	1,129.8
Other long-term liabilities	256.3	206.1
Total liabilities	7,657.4	7,826.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,484,996 and 552,359,416 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,681.5	5,662.0
Accumulated deficit	(3,617.1)	(3,693.0)
Accumulated other comprehensive income (loss)	39.3	(5.9)
Total shareholders’ equity	2,109.2	1,968.6
Total liabilities and shareholders’ equity	$9,766.6	$9,794.7
The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	For the Year Ended May 31,
	2014	2013	2012
Net sales	$3,223.4	$3,052.9	$2,838.1
Cost of sales	1,040.2	873.4	775.5
Gross profit	2,183.2	2,179.5	2,062.6
Selling, general and administrative expense	1,393.2	1,312.5	1,172.2
Research and development expense	169.6	150.3	126.8
Amortization	307.2	313.8	327.2
Goodwill impairment charge	—	473.0	291.9
Intangible assets impairment charge	—	94.4	237.9
Operating income (loss)	313.2	(164.5)	(93.4)
Interest expense	355.9	398.8	479.8
Other (income) expense	(2.8)	177.8	17.6
Other expense, net	353.1	576.6	497.4
Loss before income taxes	(39.9)	(741.1)	(590.8)
Benefit from income taxes	(115.8)	(117.7)	(132.0)
Net income (loss)	75.9	(623.4)	(458.8)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available for sale securities	(2.8)	3.3	4.3
Interest rate swap unrealized gain	21.9	13.1	13.1
Foreign currency related gains (losses)	27.1	(138.2)	(62.1)
Unrecognized actuarial gains (losses)	(1.0)	(7.0)	(4.2)
Total other comprehensive income (loss)	45.2	(128.8)	(48.9)
Comprehensive income (loss)	$121.1	$(752.2)	$(507.7)

The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity
(in millions, except for share data)

	Common Shares	Common Stock	Contributed and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 31, 2011	552,531,316	$5.5	$5,608.6	$(2,610.8)	$171.8	$3,175.1
Net loss		—	—	(458.8)	—	(458.8)
Other comprehensive income (loss)		—	—	—	(48.9)	(48.9)
Stock-based compensation expense		—	16.0	—	—	16.0
Repurchase of LVB Acquisition, Inc. shares	(222,940)	—	(1.3)	—	—	(1.3)
Balance at May 31, 2012	552,308,376	5.5	5,623.3	(3,069.6)	122.9	2,682.1
Net loss		—	—	(623.4)	—	(623.4)
Other comprehensive income (loss)		—	—	—	(128.8)	(128.8)
Stock-based compensation expense		—	38.3	—	—	38.3
Repurchase of LVB Acquisition, Inc. shares	(12,501)	—	(0.1)	—	—	(0.1)
Other	63,541	—	0.5	—	—	0.5
Balance at May 31, 2013	552,359,416	5.5	5,662.0	(3,693.0)	(5.9)	1,968.6
Net income		—	—	75.9	—	75.9
Other comprehensive income (loss)		—	—	—	45.2	45.2
Stock-based compensation expense		—	18.2	—	—	18.2
Other	125,580	—	1.3	—	—	1.3
Balance at May 31, 2014	552,484,996	$5.5	$5,681.5	$(3,617.1)	$39.3	$2,109.2
The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Cash Flows
(in millions)

	For the Year Ended May 31,
	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$75.9	$(623.4)	$(458.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	501.2	495.4	509.4
Amortization and write off of deferred financing costs	22.7	31.0	11.1
Stock-based compensation expense	18.2	38.3	16.0
Loss on extinguishment of debt	—	155.2	—
Provision for (recovery) of doubtful accounts receivable	5.9	(4.9)	(5.3)
Realized gain on investments	(6.6)	(0.2)	(2.0)
Loss on impairment of investments	—	—	20.1
Goodwill and intangible assets impairment charge	—	567.4	529.8
Property, plant and equipment impairment charge	—	—	0.4
Deferred income taxes	(238.5)	(215.5)	(204.3)
Other	(14.0)	17.7	(4.5)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(29.1)	(40.4)	(36.6)
Inventories	(23.4)	(36.0)	13.4
Prepaid expenses	(15.9)	30.5	(12.3)
Accounts payable	12.3	(3.4)	28.9
Income taxes	29.5	(38.4)	(29.0)
Accrued interest	(2.9)	(0.3)	(7.6)
Accrued expenses and other	193.7	95.5	8.6
Net cash provided by operating activities	529.0	468.5	377.3
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	42.8	5.5	42.1
Purchases of investments	(29.4)	(6.4)	(0.4)
Net proceeds from sale of assets	2.4	14.0	14.7
Capital expenditures	(228.7)	(204.0)	(179.3)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	(148.8)	—	—
Acquisitions, net of cash acquired - 2012 Trauma Acquisition	—	(280.0)	—
Other acquisitions, net of cash acquired	(3.4)	(17.7)	(21.1)
Net cash used in investing activities	(365.1)	(488.6)	(144.0)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(2.3)	(1.3)	(1.4)
Payments under senior secured credit facilities	(30.3)	(33.5)	(35.4)
Proceeds under revolvers/facility	159.3	86.6	—
Payments under revolvers/facility	(165.3)	(80.6)	—
Proceeds from senior and senior subordinated notes due 2020 and term loans	870.5	3,396.2	—
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	(3,423.0)	—
Payment of fees related to refinancing activities	(15.5)	(79.0)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	—	(0.1)	(1.3)
Option exercises	1.3	—	—
Net cash used in financing activities	(273.9)	(134.7)	(38.1)
Effect of exchange rate changes on cash	2.0	18.0	(30.6)
Increase (decrease) in cash and cash equivalents	(108.0)	(136.8)	164.6
Cash and cash equivalents, beginning of period	355.6	492.4	327.8
Cash and cash equivalents, end of period	$247.6	$355.6	$492.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$347.4	$388.6	$477.1
Income taxes	$82.5	$81.5	$95.0
The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Balance Sheets
(in millions, except shares)

	May 31, 2014	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$247.6	$355.6
Accounts receivable, less allowance for doubtful accounts receivables of $31.9 ($33.5 at May 31, 2013)	577.3	531.8
Inventories	693.4	624.0
Deferred income taxes	149.9	119.9
Prepaid expenses and other	202.9	141.3
Total current assets	1,871.1	1,772.6
Property, plant and equipment, net	716.0	665.2
Investments	12.5	23.0
Intangible assets, net	3,439.6	3,630.2
Goodwill	3,634.4	3,600.9
Other assets	93.0	102.8
Total assets	$9,766.6	$9,794.7
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$133.1	$40.3
Accounts payable	135.3	111.5
Accrued interest	53.4	56.2
Accrued wages and commissions	168.7	150.1
Other accrued expenses	354.7	206.0
Total current liabilities	845.2	564.1
Long-term liabilities:
Long-term debt, net of current portion	5,587.3	5,926.1
Deferred income taxes	968.6	1,129.8
Other long-term liabilities	256.3	206.1
Total liabilities	7,657.4	7,826.1
Commitments and contingencies
Shareholder’s equity:
Common stock, par value $0.00 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,687.0	5,667.5
Accumulated deficit	(3,617.1)	(3,693.0)
Accumulated other comprehensive income (loss)	39.3	(5.9)
Total shareholder’s equity	2,109.2	1,968.6
Total liabilities and shareholder’s equity	$9,766.6	$9,794.7
The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	For the Year Ended May 31,
	2014	2013	2012
Net sales	$3,223.4	$3,052.9	$2,838.1
Cost of sales	1,040.2	873.4	775.5
Gross profit	2,183.2	2,179.5	2,062.6
Selling, general and administrative expense	1,393.2	1,312.5	1,172.2
Research and development expense	169.6	150.3	126.8
Amortization	307.2	313.8	327.2
Goodwill impairment charge	—	473.0	291.9
Intangible assets impairment charge	—	94.4	237.9
Operating income (loss)	313.2	(164.5)	(93.4)
Interest expense	355.9	398.8	479.8
Other (income) expense	(2.8)	177.8	17.6
Other expense, net	353.1	576.6	497.4
Loss before income taxes	(39.9)	(741.1)	(590.8)
Benefit from income taxes	(115.8)	(117.7)	(132.0)
Net income (loss)	75.9	(623.4)	(458.8)
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available for sale securities	(2.8)	3.3	4.3
Interest rate swap unrealized gain	21.9	13.1	13.1
Foreign currency related gains (losses)	27.1	(138.2)	(62.1)
Unrecognized actuarial gains (losses)	(1.0)	(7.0)	(4.2)
Total other comprehensive income (loss)	45.2	(128.8)	(48.9)
Comprehensive income (loss)	$121.1	$(752.2)	$(507.7)
The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Shareholder’s Equity
(in millions, except for share data)

	Common Shares	Contributed and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at May 31, 2011	1,000	5,614.1	(2,610.8)	171.8	3,175.1
Net loss		—	(458.8)	—	(458.8)
Other comprehensive income (loss)		—	—	(48.9)	(48.9)
Stock-based compensation expense		16.0	—	—	16.0
Repurchase of LVB Acquisition, Inc. shares		(1.3)	—	—	(1.3)
Balance at May 31, 2012	1,000	5,628.8	(3,069.6)	122.9	2,682.1
Net loss		—	(623.4)	—	(623.4)
Other comprehensive income (loss)		—	—	(128.8)	(128.8)
Stock-based compensation expense		38.3	—	—	38.3
Repurchase of LVB Acquisition, Inc. shares		(0.1)	—	—	(0.1)
Other		0.5	—	—	0.5
Balance at May 31, 2013	1,000	5,667.5	(3,693.0)	(5.9)	1,968.6
Net income		—	75.9	—	75.9
Other comprehensive income (loss)		—	—	45.2	45.2
Stock-based compensation expense		18.2	—	—	18.2
Other		1.3	—	—	1.3
Balance at May 31, 2014	1,000	$5,687.0	$(3,617.1)	$39.3	$2,109.2
The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Cash Flows
(in millions)

	For the Year Ended May 31,
	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$75.9	$(623.4)	$(458.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	501.2	495.4	509.4
Amortization and write off of deferred financing costs	22.7	31.0	11.1
Stock-based compensation expense	18.2	38.3	16.0
Loss on extinguishment of debt	—	155.2	—
Provision for (recovery) of doubtful accounts receivable	5.9	(4.9)	(5.3)
Realized gain on investments	(6.6)	(0.2)	(2.0)
Loss on impairment of investments	—	—	20.1
Goodwill and intangible assets impairment charge	—	567.4	529.8
Property, plant and equipment impairment charge	—	—	0.4
Deferred income taxes	(238.5)	(215.5)	(204.3)
Other	(14.0)	17.7	(4.5)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(29.1)	(40.4)	(36.6)
Inventories	(23.4)	(36.0)	13.4
Prepaid expenses	(15.9)	30.5	(12.3)
Accounts payable	12.3	(3.4)	28.9
Income taxes	29.5	(38.4)	(29.0)
Accrued interest	(2.9)	(0.3)	(7.6)
Accrued expenses and other	193.7	95.5	8.6
Net cash provided by operating activities	529.0	468.5	377.3
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	42.8	5.5	42.1
Purchases of investments	(29.4)	(6.4)	(0.4)
Net proceeds from sale of assets	2.4	14.0	14.7
Capital expenditures	(228.7)	(204.0)	(179.3)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	(148.8)	—	—
Acquisitions, net of cash acquired - 2012 Trauma Acquisition	—	(280.0)	—
Other acquisitions, net of cash acquired	(3.4)	(17.7)	(21.1)
Net cash used in investing activities	(365.1)	(488.6)	(144.0)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(2.3)	(1.3)	(1.4)
Payments under senior secured credit facilities	(30.3)	(33.5)	(35.4)
Proceeds under revolvers/facility	159.3	86.6	—
Payments under revolvers/facility	(165.3)	(80.6)	—
Proceeds from senior and senior subordinated notes due 2020 and term loans	870.5	3,396.2	—
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	(3,423.0)	—
Payment of fees related to refinancing activities	(15.5)	(79.0)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	—	(0.1)	(1.3)
Option exercises	1.3	—	—
Net cash used in financing activities	(273.9)	(134.7)	(38.1)
Effect of exchange rate changes on cash	2.0	18.0	(30.6)
Increase (decrease) in cash and cash equivalents	(108.0)	(136.8)	164.6
Cash and cash equivalents, beginning of period	355.6	492.4	327.8
Cash and cash equivalents, end of period	$247.6	$355.6	$492.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$347.4	$388.6	$477.1
Income taxes	$82.5	$81.5	$95.0
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
Zimmer Merger
On April 24, 2014, LVB, a Delaware corporation, which owns all of the outstanding shares of common stock of Biomet, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Zimmer Holdings, Inc., a Delaware corporation, and Owl Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Zimmer. Zimmer and LVB currently expect to complete the merger in the first quarter of 2015, subject to the receipt of regulatory approvals and the satisfaction or waiver of the other conditions to the merger contained in the Merger Agreement. However, it is possible that factors outside the control of Zimmer and LVB could require Zimmer and LVB to complete the merger at a later date or not complete it at all.
LVB Acquisition Holding, LLC (“Holdings”) and the Principal Stockholders (as defined below) have entered into a voting agreement with Zimmer (the “Voting Agreement”). Under the Voting Agreement, Holdings agreed to execute and deliver a written consent with respect to the shares of LVB common stock owned by it, adopting the Merger Agreement and approving the merger. As of July 31, 2014, Holdings owned approximately 536,034,330 shares, or 97.16%, of our common stock outstanding. Therefore, pursuant to the voting agreement, we expect to receive written consents sufficient to approve our proposed merger with Zimmer.
Under the Merger Agreement, LVB will be acquired for an aggregate purchase price based on a total enterprise value of $13.35 billion, which will consist of $10.35 billion in cash (which is subject to adjustment) and 32,704,677 shares of Zimmer common stock (which number of shares represents the quotient of $3.0 billion divided by $91.73, the volume weighted average price of Zimmer’s common stock on the New York Stock Exchange for the five trading days prior to the date of the Merger Agreement). According to Zimmer’s Form 8-K filed on April 30, 2014, in connection with the merger, Zimmer expects to pay off all of the outstanding funded debt of LVB, totaling $5,681.8 million as of July 31, 2014 and its subsidiaries, and the aggregate cash merger consideration paid by Zimmer at the closing will be reduced by such amount. Zimmer is expected to fund the cash portion of the merger consideration and the repayment of the outstanding funded debt of LVB and its subsidiaries with a combination of new debt and cash on hand. The closing of the merger is not conditioned on the receipt of any debt financing by Zimmer. Zimmer, however, is not required to consummate the merger until the completion of a 15 consecutive business day marketing period.

Transactions with the Principal Stockholders
On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “2007 Merger Agreement.” Pursuant to the 2007 Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of Biomet, Inc.’s shareholders voted to approve the proposed merger, and Parent acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “2007 Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of Parent. Approximately 97% of the outstanding shares of Parent common stock are owned by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled collectively by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Global, LLC (each a “Principal Stockholder” and collectively, the “Principal Stockholders”), and certain investors who agreed to co-invest with the Principal Stockholders, or (the “Co-Investors”). These transactions, including the 2007 Merger and the Company’s payment of any fees and expenses related to these transactions, are referred to collectively as the “2007 Acquisition.”
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
Products—The Company operates in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in six major categories: Knees, Hips, Sports, Extremities, Trauma (“S.E.T.”), Spine, Bone Healing and Microfixation, Dental and Cement, Biologics and Other Products. The Company has three geographic markets: United States, Europe and International.
Knees and Hips—Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components.
S.E.T.—The Company manufactures and distributes a number of sports medicine products (used in minimally-invasive orthopedic surgical procedures). Extremity reconstructive implants are used to replace joints other than hips and knees that have deteriorated as a result of disease or injury. Our key reconstructive joint in this product category is the shoulder, but the Company produces other joints as well. Trauma devices are used for setting and stabilizing bone fractures to support and/or augment the body’s natural healing process. Trauma products include plates, screws, nails, pins and wires designed to internally stabilize fractures; devices utilized to externally stabilize fractures when alternative methods of fixation are not suitable; and implantable bone growth stimulation devices for trauma.
Spine, Bone Healing and Microfixation Products—The Company’s spine products include spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications; implantable bone growth stimulation devices for spine applications; and osteobiologics, including bone substitute materials, as well as allograft services for spinal applications. Bone healing products include non-invasive bone growth stimulation devices used for spine and trauma indications. Microfixation includes products for patients in the neurosurgical and craniomaxillofacial reconstruction markets, as well as thoracic solutions for fixation and stabilization of the bones of the chest.
Dental Products—Dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues. The Company also offers crown and bridge products.
Cement, Biologics and Other Products—The Company manufactures and distributes bone cements and cement delivery systems, autologous therapies and other products, including operating room supplies, casting materials, general surgical instruments, wound care products and other miscellaneous surgical products.
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
Investments—The Company invests the majority of its excess cash in money market funds. The Company also holds a time deposit and corporate securities. The Company accounts for its investments in equity securities in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. The Company also accounts for its investments under guidance for fair value measurements, which establishes a framework for measuring fair value, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Company has no held-to-maturity investments. Trading securities are carried at fair value with the realized gains and losses, recorded within other (income) expense. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other (income) expense, by writing that investment down to fair value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.
Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and actuarial gains (losses) from pension plans. The Company generally deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of May 31, 2014, foreign investments were all permanent in nature.
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
Revenue Recognition—The Company sells product through four principal channels: (1) directly to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as the Company retains title and maintains the inventory on the balance sheet; rather, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. The Company presents on a net basis and excludes from revenue the taxes collected from customers and remitted to governmental authorities.
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
Instruments—The Company provides instruments to surgeons to use during surgical procedures. Instruments are classified as non-current assets and are recorded as property, plant and equipment. Instruments are carried at cost, until they are placed into service and are held at book value (cost less accumulated depreciation). Depreciation is calculated using the straight-line method using a four year useful life.
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
Income Taxes—There are inherent risks that could create uncertainties related to the Company’s income tax estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to tax audits. While the Company does not believe any audit finding could materially affect its financial position, there could be a material impact on its consolidated results of operations and cash flows of a given period.
The Company’s operations are subject to the tax laws, regulations and administrative practices of the United States, U.S. state jurisdictions and other countries in which it does business. The Company must make estimates and judgments in determining the provision for taxes for financial reporting purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.
The calculation of the Company’s tax liabilities involves accounting for uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions (“UTPs”) based on a two-step process. The Company recognizes the tax benefit from an UTP only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The amount of UTPs is measured as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes its estimates for UTPs are appropriate and sufficient for any assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties, where appropriate, related to UTPs as a component of income tax expense.
Certain items are included in the Company’s tax return at different times than they are reflected in its financial statements. Such timing differences create deferred tax assets and liabilities. Deferred tax assets are generally items that can be used as a tax deduction or credit in the tax return in future years but for which the Company has already recorded the tax benefit in the financial statements. The Company has recorded valuation allowances against certain of its deferred tax assets, primarily those that have been generated from net operating losses and tax credit carryforwards in certain taxing jurisdictions. In evaluating whether the Company would more likely than not recover these deferred tax assets, it has not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense. Deferred tax liabilities are either: (i) a tax expense recognized in the financial statements for which payment has been deferred; or (ii) an expense for which the Company has already taken a deduction on the tax return, but have not yet recognized the expense in the financial statements.
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
Property, Plant and Equipment—In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014. The Company does not expect this ASU to have an impact on its financial position, results of operations or cash flows.
Revenue—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this ASU will have on its financial position, results of operations and cash flows.
Note 2—Recent Acquisitions by Biomet.
2013 Spine Acquisition
On October 5, 2013, the Company and its wholly-owned subsidiaries EBI Holdings, LLC, a Delaware limited liability company (“EBI”), and LNX Acquisition, Inc., a Delaware corporation (“Merger Sub Lanx”), entered into an Agreement and Plan of Merger with Lanx, Inc., a Delaware corporation (“Lanx”). On October 31, 2013, Merger Sub Lanx merged with and into Lanx and the separate corporate existence of Merger Sub Lanx ceased (the “Lanx Merger”). Upon the consummation of the Lanx Merger, Lanx became a wholly-owned subsidiary of EBI and the Company (“2013 Spine Acquisition”). As of November 1, 2013, the activities of Lanx were included in the Company’s consolidated results. The aggregate purchase price for the acquisition was approximately $150.8 million on a debt-free basis. The Company acquired Lanx to strengthen its spine product portfolio, as well as integrate and focus its distribution network to grow the spine business.
The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. As of May 31, 2014, the Company recorded a preliminary allocation of the purchase price to acquired tangible and identifiable intangible assets and liabilities assumed based on their fair value at the initial acquisition date. The Company is in the process of obtaining valuations of certain tangible and intangible assets and determining certain employee liabilities. The Company expects to complete the purchase price allocation in the first quarter of fiscal year 2015 after all valuations have been finalized.

The following table summarizes the preliminary purchase price allocation:

(in millions)
Cash	$2.0
Accounts receivable	16.5
Inventory	24.8
Prepaid expenses and other	11.0
Instruments	9.9
Other property, plant and equipment	2.1
Deferred tax liability	(39.5)
Other liabilities assumed	(20.7)
Intangible assets	102.3
Goodwill	42.4
Preliminary purchase price	$150.8
The results of operations of the business have been included subsequent to the October 31, 2013 closing date in the accompanying consolidated financial statements. Acquisition-related costs for the year ended May 31, 2014 were $17.7 million and are recorded in cost of sales and selling, general and administrative expenses. The intangible assets are allocated to core technology, product trade names and customer relationships. The goodwill arising from the acquisition consists largely of the synergies and economies of scale from combining operations as well as the value of the workforce. All of the intangible assets and goodwill were assigned to the spine and bone healing reporting unit. The goodwill value is not expected to be tax deductible.
The amounts of net sales and net loss of Lanx included in the Company’s condensed consolidated statement of operations from the acquisition date of October 31, 2013 to the year ended May 31, 2014 is as follows:

(in millions)	Year Ended May 31, 2014
Net sales	$41.0
Net loss	$(19.1)
The following pro forma financial information summarizes the combined results of the Company and Lanx, which assumes that they were combined as of the beginning of the Company’s fiscal year 2013.
The unaudited pro forma financial information for the combined entity is as follows:

	Year Ended May 31,
(in millions)	2014	2013
Net sales	$3,262.3	$3,139.6
Net income (loss)	$94.1	$(655.4)

Pro forma adjustments have been made to the historical financial statements to account for those items directly attributable to the transaction and to include only adjustments which have a continuing impact. Pro forma adjustments include the incremental amortization and depreciation of assets of $1.9 million and $4.6 million for the years ended May 31, 2014 and 2013, respectively. The pro forma financial statements also reflect the elimination of $17.7 million for the year ended May 31, 2014 of transaction costs directly attributable to the acquisition. The May 31, 2013 pro forma results were adjusted to include the transaction costs. Adjustments reflect the elimination of the historical interest expense of Lanx as the transaction was a debt-free transaction. All pro forma adjustments were calculated with no tax impact due to the historical and acquired net operating losses.

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

Note 3—Inventories.
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	May 31, 2014	May 31, 2013
Raw materials	$83.1	$78.8
Work-in-process	54.4	44.7
Finished goods	555.9	500.5
Inventories	$693.4	$624.0

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

Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	May 31, 2014	May 31, 2013
Land and land improvements	$40.8	$40.5
Buildings and leasehold improvements	126.8	106.3
Machinery and equipment	414.5	375.4
Instruments	791.9	710.5
Construction in progress	47.9	48.8
Total property, plant and equipment	1,421.9	1,281.5
Accumulated depreciation	(705.9)	(616.3)
Total property, plant and equipment, net	$716.0	$665.2

The Company recorded depreciation expense of $202.9 million, $181.6 million and $182.2 for the years ended May 31, 2014, 2013 and 2012, respectively.

Note 5—Investments.
At May 31, 2014, the Company’s investment securities were classified as follows:

		Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
Equity securities	$0.2	$0.6	$(0.3)	$0.5
Time deposit	10.2	—	—	10.2
Total available-for-sale investments	$10.4	$0.6	$(0.3)	$10.7

		Realized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Trading:
Equity securities	$1.6	$0.3	$(0.1)	$1.8
Total trading investments	$1.6	$0.3	$(0.1)	$1.8

At May 31, 2013, the Company’s investment securities were classified as follows:

		Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
Equity securities	$0.2	$0.2	$—	$0.4
Time deposit	15.9	0.1	—	16.0
Greek bonds	1.1	4.5	—	5.6
Total available-for-sale investments	$17.2	$4.8	$—	$22.0

		Realized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Trading:
Equity securities	$0.8	$0.2	$—	$1.0
Total trading investments	$0.8	$0.2	$—	$1.0

The Company recorded proceeds on the sales/maturities of investments of $42.8 million, $5.5 million and $42.1 million for the years ended May 31, 2014, 2013 and 2012, respectively. The Company recorded purchases of investments of $29.4 million, $6.4 million and $0.4 million for the years ended May 31, 2014, 2013 and 2012, respectively.
The Company reviews impairments to investment securities quarterly to determine if the impairment is “temporary” or “other-than-temporary.” The Company reviews several factors to determine whether losses are other- than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

Investment income on available-for-sale securities included in other (income) expense consists of the following:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Interest income	$1.2	$0.1	$0.4
Dividend income	—	0.2	0.2
Net realized gains	6.6	0.2	2.0
Total investment income	$7.8	$0.5	$2.6

Note 6—Goodwill and Other Intangible Assets.
The Company operates in one reportable segment and evaluates goodwill for impairment at the reporting unit level. The reporting units are based on the Company’s current administrative organizational structure and the availability of discrete financial information.
Fiscal Year 2013 Impairment Charges
During the fourth quarter of fiscal year 2013, the Company recorded a $240.0 million goodwill asset impairment charge related to its Europe reporting unit, primarily related to the impact of continued austerity measures on procedural volumes and pricing in certain European countries when compared to the Company’s prior projections used to establish the fair value of goodwill.

During the fourth quarter of fiscal year 2013, the Company finalized a $327.4 million goodwill and definite and indefinite-lived intangible assets impairment charge related to its dental reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends, when compared to the Company’s prior projections used to establish the fair value of goodwill and intangible assets. The impairment charge was a result of the finalization of the Company’s preliminary impairment work as of November 30, 2012.
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
The Company used the income approach, specifically the discounted cash flow method, to determine the fair value of the dental reconstructive, spine & bone healing and Europe reporting units, or Impaired Reporting Units, and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Company estimates the fair value of its reporting units during its annual goodwill and indefinite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the Impaired Reporting Units, the Company used assumptions about future revenue contributions and cost structures. In addition, the application of the income approach for both goodwill and intangibles requires judgment in determining a risk-adjusted discount rate at the reporting unit level. The Company based this determination on estimates of the weighted-average costs of capital of market participants. The Company performed a peer company analysis and considered the industry the weighted-average return on debt and equity from a market participant perspective.
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
The Company performed its annual assessment for impairment as of March 31, 2014 for all six reporting units. The Company utilized a discount rate of 10.4%. Based on the discount rate used in its most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.2 billion and a decrease in the discount rate of 1% results in an increase in fair value of $1.5 billion. The step one test also includes assumptions derived from competitor market capitalization and beta values as well as the twenty year Treasury bill rate as of March 31, 2014. All reporting units passed step one in fiscal year 2014.
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
The Company uses an accelerated method for amortizing customer relationship intangibles, as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization, partially offset by the intangibles recorded related to the 2013 Spine Acquisition, which is described in Note 2 – Acquisition.

The following tables summarize the changes in the carrying amount of goodwill:

(in millions)	May 31, 2014	May 31, 2013	May 31, 2012
Beginning of period	$3,600.9	$4,114.4	$4,470.1
Goodwill acquired	42.4	11.9	—
Currency translation	(8.9)	(52.4)	(63.8)
Impairment charge	—	(473.0)	(291.9)
End of period	$3,634.4	$3,600.9	$4,114.4

(in millions)	May 31, 2014	May 31, 2013	May 31, 2012
Gross carrying amount	$5,317.7	$5,284.2	$5,324.7
Accumulated impairment losses	(1,683.3)	(1,683.3)	(1210.3)
Net carrying amount	$3,634.4	$3,600.9	$4,114.4

Intangible assets consist of the following at May 31, 2014 and 2013:

	May 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$1,743.3	$(569.8)	$1,173.5
Completed technology	672.0	(262.1)	409.9
Product trade names	208.1	(77.6)	130.5
Customer relationships	2,371.6	(955.9)	1,415.7
Non-compete contracts	4.9	(4.6)	0.3
Sub-total	4,999.9	(1,870.0)	3,129.9
Corporate trade names	309.7	—	309.7
Total	$5,309.6	$(1,870.0)	$3,439.6

	May 31, 2013
(in millions)	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$1,772.6	$(39.0)	$1,733.6	$(481.1)	$4.1	$1,256.6
Completed technology	628.8	(48.5)	580.3	(254.9)	36.7	362.1
Product trade names	204.2	—	204.2	(65.9)	—	138.3
Customer relationships	2,429.5	(46.1)	2,383.4	(828.4)	9.9	1,564.9
Non-compete contracts	4.6	—	4.6	(3.8)	—	0.8
Sub-total	5,039.7	(133.6)	4,906.1	(1,634.1)	50.7	3,322.7
Corporate trade names	319.0	(11.5)	307.5	—	—	307.5
Total	$5,358.7	$(145.1)	$5,213.6	$(1,634.1)	$50.7	$3,630.2

The weighted average useful life of the intangibles at May 31, 2014 is as follows:

Weighted Average Useful Life
Core technology	15 Years
Completed technology	9 Years
Product trade names	13 Years
Customer relationships	14 Years
Non-compete contracts	1 Year
Corporate trade names	Indefinite life

Expected amortization expense, for the intangible assets stated above, for the years ending May 31, 2015 through 2019 is $278.6 million, $273.7 million, $270.0 million, $252.6 million, and $246.6 million, respectively.
Note 7—Debt.
The senior secured credit facilities and all of the notes are guaranteed by Biomet, Inc., and subject to certain exceptions, each of its existing and future wholly-owned domestic subsidiaries. The asset-based revolving credit facility is guaranteed by the Company and secured, subject to certain exceptions, by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts, and certain intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash. The terms and carrying value of each debt instrument at May 31, 2014 and 2013 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	May 31, 2014	May 31, 2013
Debt Instruments
European facility	No Maturity Date	Interest Free	EUR	€—	€1.8
				$—	$2.3
China facility	January 16, 2016	LIBOR + 2.10%	USD	$—	$6.0
Term loan facility B	March 25, 2015	LIBOR + 3.00%	USD	$103.3	$104.3
Term loan facility B-1	July 25, 2017	LIBOR + 3.50%	USD	$2,959.6	$2,116.8
Term loan facility B	March 25, 2015	LIBOR + 3.00%	EUR	€—	€167.8
				$—	$217.9
Term loan facility B-1	July 25, 2017	LIBOR + 4.00%	EUR	€—	€659.4
				$—	$856.4
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD	$—	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 2.00%	USD	$—	$—
Senior notes	August 1, 2020	6.500%	USD	$1,825.0	$1,825.0
Senior subordinated notes	October 1, 2020	6.500%	USD	$800.0	$800.0
Premium on notes				$32.5	$37.7
Total debt				$5,720.4	$5,966.4
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
The Company currently elects to use 1-month LIBOR for setting the interest rates on 90% of its U.S. dollar-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan and asset-based revolver as of May 31, 2014 was 0.15%. The 3-month LIBOR rate is used on the remainder of the U.S. dollar-denominated term loan and was 0.23% as of May 31, 2014. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. The total amount of required payments under the Company’s term loan facilities was $31.4 million for the year ended May 31, 2014. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns.
The Company’s revolving borrowing base available under all debt facilities at May 31, 2014 was $689.7 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.
As of May 31, 2014, $72.6 million of financing fees related to the Company’s credit agreement and refinancing referenced below remain in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement and new debt instruments.

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
On October 2, 2012, Biomet, Inc. completed its offering of $825.0 million aggregate principal amount of 6.500% senior notes due 2020 as part of a further issuance of 6.500% senior notes due 2020. The Company used the net proceeds of this offering to fund a tender offer for any and all of its 10% senior notes due 2017 (“10% Senior Notes”), including related fees and expenses and to redeem 10% Senior Notes not accepted for purchase in such tender offer. Concurrently with this offering, Biomet also completed an offering of $800.0 million aggregate principal amount of 6.500% senior subordinated notes due 2020. Biomet used the net proceeds of the subordinated notes offering together with cash on hand, to fund a tender offer for up to $800.0 million aggregate principal amount of its 11 5/8% Senior Subordinated Notes, including related fees and expenses and to redeem 11 5/8% Senior Subordinated Notes not accepted for purchase in such tender offer, $343.4 million in aggregate principal amount of 10% Senior Notes, or approximately 45.12% of the 10% Senior Notes outstanding, were validly tendered and not withdrawn, and $384.2 million aggregate principal amount of 115/8% Senior Subordinated Notes, or approximately 43.91% of the 11 5/8% Senior Subordinated Notes outstanding, were validly tendered and not withdrawn, in each case as of the early tender deadline of October 1, 2012. On November 1, 2012, Biomet redeemed and retired all outstanding 10% Senior Notes and 11 5/8% Senior Subordinated Notes not accepted for purchase in the tender offer using cash on hand and asset-based revolver proceeds.
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
Refinancing of Asset-Based Revolving Credit Facility
On November 14, 2012, Biomet replaced and refinanced its asset-based revolving credit facility with a new asset-based revolving credit facility that has a U.S. tranche of up to $400.0 million and a European borrower tranche denominated in euros of up to the euro-equivalent of $100.0 million. The European borrower tranche is secured by certain foreign assets of European subsidiary borrowers and the U.S. borrowers under the U.S. tranche guarantee the obligations of any such European subsidiary borrowers (and such guarantees are secured by the current assets collateral that secures the direct obligations of such U.S. borrowers under such U.S. tranche). On May 31, 2014, the European borrower tranche was closed at the discretion of the Company.
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

As of May 31, 2014 and 2013, short-term borrowings consisted of the following:

(in millions)	May 31, 2014	May 31, 2013
Senior secured credit facilities	$133.1	$33.3
Non-U.S. facilities	—	7.0
Total	$133.1	$40.3

Summarized in the table below are the Company’s long-term obligations as of May 31, 2014:

(in millions)	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt (including current maturities)	$5,720.4	$133.1	$29.8	$29.8	$2,870.2	$—	$2,657.5

The Company currently is restricted in its ability to pay dividends under various covenants of its debt agreements, including its credit facilities and the indentures governing its notes. The Company does not expect for the foreseeable future to pay dividends on its common stock, and did not during fiscal 2014 or fiscal 2013. Any future determination to pay dividends will depend upon, among other factors, its results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations the Company’s Board of Directors deems relevant.
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

•	Level 1—Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market investments and marketable equity securities.

•
Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include time deposits, interest rate swaps, pension plan assets (equity securities, debt securities and other) and foreign currency exchange contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•
Level 3—Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at May 31, 2014 and 2013:

	Fair Value at	Fair Value Measurement Using Inputs Considered as
(in millions)	May 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$145.0	$145.0	$—	$—
Time deposits	25.8	—	25.8	—
Pension plan assets	147.5	—	132.5	15.0
Foreign currency exchange contracts	1.1	—	1.1	—
Equity securities	0.5	0.3	—	0.2
Total assets	$319.9	$145.3	$159.4	$15.2
Liabilities:
Interest rate swaps	$20.2	$—	$20.2	$—
Foreign currency exchange contracts	1.3	—	1.3	—
Total liabilities	$21.5	$—	$21.5	$—

	Fair Value at	Fair Value Measurement Using Inputs Considered as
(in millions)	May 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$93.1	$93.1	$—	$—
Time deposits	31.5	—	31.5	—
Greek bonds	5.6	—	5.6	—
Pension plan assets	137.6	—	137.6	—
Foreign currency exchange contracts	0.5	—	0.5	—
Equity securities	1.4	1.3	—	0.1
Total assets	$269.7	$94.4	$175.2	$0.1
Liabilities:
Interest rate swaps	$54.1	$—	$54.1	$—
Foreign currency exchange contracts	0.6	—	0.6	—
Total liabilities	$54.7	$—	$54.7	$—

Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of May 31, 2014 and 2013, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The estimated fair value of the Company’s long-term debt, including the current portion, at May 31, 2014 and 2013 was $5,912.9 million and $6,090.4 million, respectively, compared to carrying values of $5,720.4 million. and $5,966.4 million, respectively. The fair value of the Company’s traded debt is considered Level 3 and was estimated using quoted market prices for the same or similar instruments, among other inputs. The fair value of the Company’s variable rate term debt was estimated using Bloomberg composite quotes. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
During the years ended May 31, 2013 and 2012, the Company measured nonfinancial long-lived assets and liabilities at fair value in conjunction with the impairments of the spine & bone healing, dental and Europe reporting units. The Company used the income approach to measure the fair value of the reporting unit and related intangible assets. See Note 6 for a full description of key assumptions. The inputs used in the impairment fair value analysis fall within Level 3 due to the significant unobservable inputs used to determine fair value. During the year ended May 31, 2014, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of May 31, 2014, the Company had swap liabilities of $20.2 million, which consisted of $8.8 million short-term, and $11.6 million long-term, partially offset by a $0.2 million credit valuation adjustment. As of May 31, 2013, the Company had swap liabilities of $54.1 million, which consisted of $19.9 million short-term, and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment.
The table below summarizes existing swap agreements at May 31, 2014 and 2013:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			May 31, 2014	May 31, 2013
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 years	EUR(1)	€200.0	September 25, 2012	September 25, 2017	$—	$(11.3)
5 years	EUR(1)	200.0	September 25, 2012	September 25, 2017	—	(11.1)
5 years	USD	$325.0	December 26, 2008	December 25, 2013	—	(3.8)
5 years	USD	195.0	September 25, 2009	September 25, 2014	(1.7)	(6.7)
2 years	USD	190.0	March 25, 2013	March 25, 2015	(1.0)	(1.7)
3 years	USD	270.0	December 27, 2013	September 25, 2016	(5.8)	(5.2)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(6.0)	(7.5)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(5.9)	(7.4)
Credit valuation adjustment					0.2	0.6
Total interest rate instruments					$(20.2)	$(54.1)

(1)    The euro interest rate swaps were terminated during the second quarter of fiscal year 2014.

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss). Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps before tax for the years ended May 31, 2014, 2013 and 2012:

(in millions)
Derivatives in cash flow hedging relationship	May 31, 2014	May 31, 2013	May 31, 2012
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$34.0	$22.0	$20.5
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	25.3	49.5	69.0
Amount of (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	21.8	—	—
As of May 31, 2014, the effective interest rate, including the applicable lending margin, on 44.24% ($1,355.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 5.07% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar term loans had effective interest rates of 3.62%. As of May 31, 2014 and 2013, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 5.37% and 6.29%, respectively.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company may enter into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of May 31, 2014, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $1.1 million recorded in prepaid expenses and other, and liabilities of $1.3 million recorded in other accrued expenses.

Note 10—Retirement and Pension Plans.
The Company has a defined contribution profit sharing plan which covers substantially all of the employees, or team members, within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently matches 100% of the team member’s contribution, up to a maximum amount equal to 6% of the team member’s compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2014, 2013 and 2012 were $13.6 million, $12.7 million and $11.6 million, respectively.
The Company’s European executive officers in certain countries were eligible to participate in Europe’s defined contribution plan. Each year, in the Company’s sole discretion, the Company may contribute a percentage of employees’ pensionable salaries based on their age at January 1. The amounts expensed under this profit sharing plan for the years ended May 31, 2014, 2013 and 2012 were $10.3 million, $8.0 million and $7.2 million, respectively.
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
Some foreign subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts or reserves are provided. The Company used May 31, 2014, 2013 and 2012 as the measurement date for the foreign pension plans.

Net periodic benefit costs for the Company’s defined benefit plans include the following components:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Net periodic benefit costs:
Service costs	$5.0	$2.9	$0.6
Interest costs	6.9	6.1	6.3
Expected return on plan assets	(6.9)	(5.1)	(5.6)
Recognized actuarial losses	1.5	2.7	1.6
Net periodic benefit costs:	$6.5	$6.6	$2.9

The following table sets forth information related to the benefit obligation and the fair value of plan assets at May 31, 2014 and 2013 for the Company’s defined benefit retirement plans. The Company maintains no post-retirement medical or other post-retirement plans in the United States.

(in millions)	May 31, 2014	May 31, 2013
Change in Benefit Obligation
Projected benefit obligation—beginning of year	$167.5	$128.1
Service costs	5.0	2.9
Interest costs	6.9	6.1
Plan participant contribution	—	0.4
Actuarial (gains)/losses	9.0	20.1
Benefits paid from plan	(5.9)	(4.2)
Plan amendments	(0.5)	—
Plan settlements	3.6	—
Net transfer in (out)	(23.2)	16.6
Effect of exchange rates	14.9	(2.5)
Projected benefit obligation—end of year	$177.3	$167.5
Accumulated benefit obligation	$168.3	$165.1
Change in Plan Assets
Plan assets at fair value—beginning of year	$137.6	$108.7
Actual return on plan assets	11.1	15.5
Company contribution	9.1	7.6
Plan participant contribution	—	0.4
Benefits paid from plan	(5.9)	(4.0)
Plan settlements	(0.5)	—
Net transfer in (out)	(16.7)	12.1
Effect of exchange rates	12.8	(2.7)
Plan assets at fair value—end of year	$147.5	$137.6
Unfunded status at end of year	$29.8	$29.9

Amounts recognized in the Company’s consolidated balance sheets consist of the following:

(in millions)	May 31, 2014	May 31, 2013
Deferred income tax asset	$9.8	$9.5
Employee related obligations	29.8	29.9
Other comprehensive income (loss)	(11.0)	(10.0)

Year Ended May 31, 2015
Amounts expected to be recognized in Net Periodic Cost in the coming year for the Company’s defined benefit retirement plans (in millions)
Amortization of net actuarial losses	$3.9

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for periods presented and also the net periodic benefit cost for the following years.

	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Discount rate	4.11%	4.00%	4.57%
Expected long-term rate of return on plan assets	4.22%	4.20%	4.51%
Rate increase in compensation levels	2.85%	2.70%	2.58%

The projected future benefit payments from the Company’s defined benefit retirement plans are $5.4 million for fiscal 2015, $5.3 million for fiscal 2016, $5.6 million for fiscal 2017, $5.9 million for fiscal 2018, $6.1 million for fiscal 2019 and $37.3 million for fiscal 2020 to 2024. The Company expects to pay $5.4 million into the plans during fiscal 2015. In certain countries, the funding of pension plans is not a common practice. Consequently, the Company has several pension plans which are not funded.
The Company’s retirement plan asset allocation at May 31, 2014 was 47% to debt securities, 30% to equity securities, and 23% to other. The Company’s retirement plan asset allocation at May 31, 2013 was 45% to debt securities, 31% to equity securities, and 24% to other.
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

Accumulated other comprehensive income (loss) and the related components, net of tax, are included in the table below:

(in millions)	Unrecognized actuarial gain (loss)	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Accumulated other comprehensive income (loss)
May 31, 2012	$(3.0)	$173.7	$(47.3)	$(0.5)	$122.9
OCI before reclassifications	(7.0)	(138.2)	(18.1)	3.3	(160.0)
Reclassifications	—	—	31.2	—	31.2
May 31, 2013	(10.0)	35.5	(34.2)	2.8	(5.9)
OCI before reclassifications	(1.0)	27.1	5.9	(2.8)	29.2
Reclassifications	—	—	16.0	—	16.0
May 31, 2014	$(11.0)	$62.6	$(12.3)	$—	$39.3

Reclassifications adjustments from OCI are included in the table below:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012	Location on Statement of Operations
Interest rate swaps	$25.3	$49.5	$69.0	Interest expense
The tax effects in other comprehensive income (loss) are included in the tables below:

	Year Ended May 31, 2014
(in millions)	Before Tax	Tax	Net of Tax
Unrecognized actuarial gain (loss)	$11.7	$(12.7)	$(1.0)
Foreign currency translation adjustments	27.4	(0.3)	27.1
Unrealized gain (loss) on interest rate swaps	8.7	(2.8)	5.9
Reclassifications on interest rate swaps	25.3	(9.3)	16.0
Unrealized gain (loss) on available-for-sale securities	(2.8)	—	(2.8)
Other comprehensive income (loss):	$70.3	$(25.1)	$45.2

	Year Ended May 31, 2013
(in millions)	Before Tax	Tax	Net of Tax
Unrecognized actuarial gain (loss)	$(7.1)	$0.1	$(7.0)
Foreign currency translation adjustments	(142.5)	4.3	(138.2)
Unrealized gain (loss) on interest rate swaps	(27.6)	9.5	(18.1)
Reclassifications on interest rate swaps	49.5	(18.3)	31.2
Unrealized gain (loss) on available-for-sale securities	3.4	(0.1)	3.3
Other comprehensive income (loss):	$(124.3)	$(4.5)	$(128.8)

	Year Ended May 31, 2012
(in millions)	Before Tax	Tax	Net of Tax
Unrecognized actuarial gain (loss)	$(3.4)	$(0.8)	$(4.2)
Foreign currency translation adjustments	(79.9)	17.8	(62.1)
Unrealized gain (loss) on interest rate swaps	(48.1)	17.7	(30.4)
Reclassifications on interest rate swaps	69.0	(25.5)	43.5
Unrealized gain (loss) on available-for-sale securities	4.3	—	4.3
Other comprehensive income (loss):	$(58.1)	$9.2	$(48.9)
The tables above have been modified to reflect the retrospective application of ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income for all periods presented.

Note 12—Share-based Compensation and Stock Plans.
The Company expenses all share-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units (“RSUs”), based on the grant date fair value over the required award service period using the graded vesting attribution method. As the Company’s common stock is not currently traded on a national securities exchange, the fair market value of the Company’s common shares is determined by the Compensation Committee. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Share-based compensation expense recognized for the years ended May 31, 2014, 2013 and 2012 was $18.2 million, $38.3 million and $16.0 million, respectively. The increase in the expense for the year ended May 31, 2013 was related to the modification that is described below.
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

The terms of the new RSUs are different from the tendered RSUs with respect to the vesting schedule, performance conditions and settlement. The new RSUs are granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged RSUs, the new RSUs do not vest in full on May 31, 2016 regardless of satisfaction of the vesting conditions. In addition, following the termination of employment with the Company, new RSUs, whether vested or unvested, will be forfeited if such employee provides services to any competitor of the Company. In addition, participants holding new RSUs will also receive new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based RSU. Vested management dividend awards are paid by cash distributions promptly following each anniversary of the grant date until the earlier of an initial public offering of the Company or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited. The new RSUs were granted under the Company’s 2012 Restricted Stock Unit Plan, which was adopted by LVB on July 31, 2012. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the Company’s 2012 Restricted Stock Unit Plan is 14,000,000, subject to adjustment as described in the Plan. The management dividend awards are accounted for as liabilities.
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
Stock Options
The Company grants stock option awards under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”), with the modifications described above. When the 2007 LVB Plan became effective, there were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB Awards to be granted thereunder. Effective December 31, 2010, the 2007 LVB Plan was amended to increase the authorized share pool by 1,000,000 shares. During the year ended May 31, 2014, stock options were granted with 10-year terms. The fair value is determined by taking the average value assigned to the Company on a quarterly basis by its Principal Stockholders, three of which have SEC periodic reporting requirements. Vesting of employee stock options are split into two categories: 1) time based options-75% of option grants generally vesting ratably over 5 years and 2) performance based options-25% of stock option grants generally vesting over 5 years, contingent upon the Company achieving certain Adjusted EBITDA targets in each of those years. As of May 31, 2014, there were 1,851,173 shares available for issuance under the 2007 LVB Plan.

In 2008, the Board of Directors of LVB adopted an addendum to the 2007 LVB Plan, which provides for the grant of leveraged equity awards in LVB under the 2007 LVB Plan (the “LVB Leveraged Awards,” and together with the LVB Options, the “LVB Awards”) to certain of the Company’s European employees. LVB Leveraged Awards permit participants to purchase shares of LVB common stock using the proceeds of non-recourse loans from LVB, which shares remain subject to forfeiture and other restrictions prior to the participant’s repayment of the loan. LVB leveraged award shares outstanding were 467,963 shares, 504,500 shares and 504,500 shares as of May 31, 2014, 2013 and 2012, respectively.
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
The following table summarizes stock option activity for the years ended May 31, 2014, 2013 and 2012:

	Stock Options	Weighted Average Exercise Price
Outstanding, May 31, 2011	35,024,625	$10.00
Granted	2,594,500	10.00
Forfeitures	(2,867,417)	10.00
Outstanding, May 31, 2012	34,751,708	$10.00
Granted	3,564,600	7.88
Forfeitures	(2,349,019)	7.88
Outstanding, May 31, 2013	35,967,289	$7.88
Granted	2,843,100	8.37
Exercised	162,117	7.88
Forfeitures	(2,303,679)	7.88
Outstanding, May 31, 2014	36,668,827	$8.01

The weighted average fair value of options granted during the years ended May 31, 2014, 2013 and 2012, was $2.03, $2.23 and $1.76, respectively. The Company estimates the fair value of each option primarily using the Black-Scholes option pricing model. Expected volatilities for grants are generally based on historical volatility of the Company’s competitors’ stock. The risk-free rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of grant. As of May 31, 2014, there was approximately $17.4 million of unrecognized share-based compensation expense related to nonvested employee stock options granted under the Company’s plan and is expected to be recognized over a weighted average period of 2.4 years.
The fair value estimates are based on the following weighted average assumptions:

	May 31, 2014	May 31, 2013
Risk-free interest rate	1.50%	0.69%
Dividend yield	—	—
Expected volatility	24.45%	30.91%
Expected life in years	6.0	6.0

The following table summarizes information about outstanding stock options, as of May 31, 2014 and 2013, that were (a) vested and (b) exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest		Options that are Exercisable
	2014	2013	2014	2013
Number of outstanding options	36,668,827	35,967,289	26,284,126	24,620,247
Weighted average remaining contractual life	5.8 years	6.8 years	5.4 years	6.4 years
Weighted average exercise price per share	$8.01	$7.88	$7.88	$7.88
Intrinsic value	—	—	—	—

Restricted Stock Units
Effective February 10, 2011, the Board of Directors of LVB adopted and approved a Restricted Stock Unit Plan (the “Prior RSU Plan”). Following the expiration of the tender offer with respect to the RSUs described above, the Board of Directors of LVB adopted and approved the LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan (the “New RSU Plan” and, together with the Prior RSU Plan, the “RSU Plans”). The new RSUs issued pursuant to the tender offer were issued under the New RSU Plan. All of the outstanding RSUs issued under the Prior RSU Plan were tendered for exchange pursuant to the tender offer and no RSUs issued under the Prior RSU Plan remain outstanding. The aggregate number of shares available for issuance pursuant to the terms of the New RSU Plan is 14,000,000, up to 10,000,000 of which may be time-based RSUs and up to 4,000,000 of which may be performance-based RSUs. As of May 31, 2014, there were 1,324,375 shares available for issuance under the New RSU Plan. The purpose of the RSU Plans is to provide executives and certain key employees with the opportunity to receive stock-based performance incentives to retain qualified individuals and to align their interests with the interests of the stockholders. Under the terms of the RSU Plans, the Compensation Committee of the Board of Directors may grant participants RSUs each of which represents the right to receive one share of common stock, subject to certain vesting restrictions and risk of forfeiture. Once granted, RSUs are generally expensed over the required service period.  The Company continues to record expense for the Prior RSU Plan. The New RSU Plan requires a liquidity event condition and the incremental expense for the New RSU Plan will be expensed once that condition is met.

The following table summarizes RSU activity for the years ended May 31, 2014, 2013 and 2012:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at May 31, 2011	3,835,000	10.00
Granted	30,000	10.00
Vested	—	—
Forfeited	(200,000)	10.00
Outstanding at May 31, 2012	3,665,000	10.00
Modification impact	(3,665,000)	10.00
Granted	13,631,500	7.88
Vested	—	0.00
Forfeited	(578,000)	7.88
Outstanding at May 31, 2013	13,053,500	7.88
Granted	643,500	8.56
Vested	—	—
Forfeited	(1,021,375)	7.88
Outstanding at May 31, 2014	12,675,625	7.91

The RSUs are measured at their grant date fair value. The expense is recognized for the RSUs ultimately expected to vest, using the straight line method over the service period, which is estimated at approximately five years from the initial grant date. As of May 31, 2014, there was approximately $12.4 million of unrecognized share-based compensation expense related to nonvested RSUs granted under the RSU Plan and is expected to be recognized over a weighted average period of 2.0 years, additionally $80.3 million of expense will be recognized if certain liquidity events occur as detailed in the RSU Plan Agreement.

Note 13—Income Taxes.
The components of loss before income taxes are as follows:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Domestic	$(309.0)	$(747.4)	$(796.1)
Foreign	269.1	6.3	205.3
Total	$(39.9)	$(741.1)	$(590.8)

The income tax benefit is summarized as follows:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Current:
Federal	$43.9	$13.7	$(9.5)
State	8.4	6.8	3.0
Foreign	70.6	35.5	42.6
Sub-total	122.9	56.0	36.1
Deferred:
Federal	(118.7)	(169.3)	(83.6)
State	(86.6)	11.9	(0.9)
Foreign	(33.4)	(16.3)	(83.6)
Sub-total	(238.7)	(173.7)	(168.1)
Total income tax benefit	$(115.8)	$(117.7)	$(132.0)

A reconciliation of the statutory federal income tax rate to the Company’s U.S. effective tax rate is as follows:

	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Income tax computed at U.S. statutory rate	$(14.0)	$(259.4)	$(206.8)
State taxes, net of federal deduction	(18.5)	(13.3)	(3.0)
Effect of foreign taxes	(62.5)	(11.9)	(6.5)
Change in liability for uncertain tax positions	69.5	19.3	(21.9)
Goodwill impairment	—	166.0	102.2
Change in tax laws and rates	(10.9)	14.8	(15.4)
Tax on foreign earnings, net of foreign tax credits	(38.6)	(43.7)	52.6
Nondeductible/nontaxable items	(24.2)	4.1	(23.6)
Adjustment of prior estimates	13.3	3.7	(22.6)
Change in valuation allowance	(32.4)	—	(0.4)
Other	2.5	2.7	13.4
Income tax computed at effective worldwide tax rates	$(115.8)	$(117.7)	$(132.0)

The components of the net deferred income tax assets and liabilities at May 31, 2014 and 2013 are as follows:

(in millions)	May 31, 2014	May 31, 2013
Deferred income tax assets:
Accounts receivable	$11.3	$14.1
Inventories	86.7	68.8
Reserves and accrued expenses	120.4	85.7
Tax benefit of net operating losses, tax credits and other carryforwards	109.1	106.3
Future benefit of uncertain tax positions	15.9	13.0
Stock-based compensation	62.4	55.7
Unrealized mark-to-mark and currency gains and losses	9.9	33.9
Federal effect of state tax	8.2	35.4
Other	18.7	(23.9)
Deferred income tax assets	442.6	389.0
Less: Valuation allowance	(16.7)	(68.8)
Total deferred income tax assets	425.9	320.2
Deferred income tax liabilities:
Property, plant, equipment and intangibles	(1,234.8)	(1,316.2)
Unremitted foreign earnings	—	(4.4)
Other	(9.8)	(9.5)
Total deferred income tax liabilities	(1,244.6)	(1,330.1)
Total net deferred income tax liabilities	$(818.7)	$(1,009.9)

The Company’s deferred tax assets include federal, state, and foreign net operating loss carryforwards of $5.8 million, $64.2 million ($41.7 million, net of federal benefit) and $13.6 million, respectively. Federal net operating loss carryforwards available are $16.6 million, which begin to expire in 2033. The Company believes it is more likely than not that it will be able to utilize the federal and state net operating loss carryforwards. The state and foreign net operating loss carryforwards are from various jurisdictions with various carryforward periods.
Deferred tax assets related to tax credits and other carryforwards total $25.5 million as of May 31, 2014. This includes a deferred tax asset for foreign tax credit carryforwards in the amount of $15.2 million, which begin to expire in 2024. The Company believes it is more likely than not that it will be able to utilize the foreign tax credit carryforwards.

As of May 31, 2014, the Company has a $16.7 million valuation allowance against deferred tax assets. This valuation allowance consists of $5.0 million relating to net deferred tax assets for unrealized losses on investments and $11.7 million for net deferred tax assets related to state and foreign net operating losses that management believes, more likely than not, will not be realized.
As of May 31, 2013, a valuation allowance of approximately $59.2 million ($38.5 million, net of federal benefit) was recorded against separate state net operating losses (“NOLs”) of $62.5 million. As a result of state tax restructuring during the year ended  May 31, 2014, these separate state NOLs are now expected to be fully utilized to offset projected state income taxes within the carryforward period. Thus, the valuation allowance against those NOLs was released as of May 31, 2014.
The Company has not historically provided for U.S. or additional foreign taxes on the excess of the amount of financial reporting over the tax basis of investments in non-U.S. subsidiaries. A company is not required to recognize a deferred tax liability for the outside basis difference of an investment in a non-U.S. subsidiary or a non-U.S. corporate joint venture that is essentially permanent in duration, unless it becomes apparent that such difference will reverse in the foreseeable future. The excess of financial reporting basis over tax basis of investments in non-U.S. subsidiaries is primarily attributable to the financial restatement of the carrying amount of these investments due to the Merger, adjusted for subsequent accumulation of earnings and losses. It is the Company’s practice and intention to continue to permanently reinvest a substantial portion of the reported earnings of its non-U.S. subsidiaries in non-U.S. operations. It is also the Company’s practice and intention to continue to permanently reinvest a substantial portion of the excess cash generated by its non-U.S. subsidiaries. Currently, there are no plans to divest any of the Company’s investments in non-U.S. subsidiaries. As of May 31, 2014, the Company has an accumulated book loss in its non-U.S. subsidiaries. Therefore, there are no undistributed earnings to disclose. To the extent it is determined that the book tax basis difference could reverse in the foreseeable future, other than related to undistributed earnings, the Company will record a deferred tax liability reflecting the estimated amount of tax that will be payable due to such reversal. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate repatriation of portions of the earnings currently treated as permanently reinvested, under current tax laws an additional tax provision may be required which could have a material effect on our financial results.
As of May 31, 2014, the Company anticipates there will be no decrease in the financial reporting over the tax basis of investments in non-U.S. subsidiaries in the foreseeable future that will result in either a cash tax liability, utilization of a tax attribute previously recorded on the balance sheet or generation of additional tax attributes. Accordingly, the Company has reduced its deferred tax liability related to unremitted foreign earnings from $4.4 million at May 31, 2013 to zero at May 31, 2014.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Unrecognized tax benefits, beginning of period	$78.4	$63.0	$90.9
Addition based on tax positions related to the current year	60.5	14.1	10.9
Addition (reduction) for tax positions of prior periods	4.1	1.3	(14.8)
Reduction related to settlements with tax authorities	(1.0)	—	(0.1)
Reduction related to lapse of statute of limitations	—	0.0	(23.9)
Unrecognized tax benefits, end of period	$142.0	$78.4	$63.0

Included in the amount of unrecognized tax benefits at May 31, 2014 and 2013 are $132.9 million and $70.4 million, respectively, of tax benefits that would impact the Company’s effective tax rate, if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to unrecognized tax benefits noted above, the Company accrued interest of $5.2 million and $3.8 million during the years ended May 31, 2014 and 2013, respectively. As of May 31, 2014 and 2013, the Company has recognized a liability for interest of $19.0 million and $14.4 million, respectively. The Company accrued and recognized an immaterial amount of penalties for the years disclosed.
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the

Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, China, France, Germany, Japan, Luxembourg, the Netherlands, Spain, the United Kingdom and the United States. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2010.
The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of May 31, 2014, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.

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
Net sales by product category for the years ended May 31, 2014, 2013 and 2012 were as follows:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Net sales by product:
Knees	$995.7	$940.0	$941.8
Hips	649.2	632.7	633.0
S.E.T.	647.5	600.1	361.6
Spine, Bone Healing and Microfixation	446.7	408.8	411.5
Dental	259.1	257.0	267.7
Cement, Biologics and Other	225.2	214.3	222.5
Total	$3,223.4	$3,052.9	$2,838.1

Net sales by geography for the years ended May 31, 2014, 2013 and 2012 were as follows:

(in millions)	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012
Net sales by geography:
United States	$1,970.4	$1,862.2	$1,713.3
Europe	772.0	710.2	702.7
International(1)	481.0	480.5	422.1
Total	$3,223.4	$3,052.9	$2,838.1

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.
Long-term assets by geography as of May 31, 2014 and 2013 were as follows:

(in millions)	May 31, 2014	May 31, 2013	May 31, 2012
Long-term assets(1) by geography:
United States	$396.9	$336.8	$306.8
Europe	241.4	255.7	224.3
International	77.7	72.7	62.5
Total	$716.0	$665.2	$593.6

(1)	Defined as property, plant and equipment.

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

The following financial information presents the composition of the combined guarantor subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 31, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$101.8	$145.8	$—	$247.6
Accounts receivable, net	—	284.6	292.7	—	577.3
Inventories	—	374.3	319.1	—	693.4
Deferred income taxes	—	117.9	32.0	—	149.9
Prepaid expenses and other	—	128.0	74.9	—	202.9
Total current assets	—	1,006.6	864.5	—	1,871.1
Property, plant and equipment, net	—	412.4	303.6	—	716.0
Investments	—	11.9	0.6	—	12.5
Investment in subsidiaries	7,882.9	—	—	(7,882.9)	—
Intangible assets, net	—	2,740.1	699.5	—	3,439.6
Goodwill	—	3,146.7	487.7	—	3,634.4
Other assets	—	81.5	11.5	—	93.0
Total assets	$7,882.9	$7,399.2	$2,367.4	$(7,882.9)	$9,766.6

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$133.1	$—	$—	$—	$133.1
Accounts payable	—	86.9	48.4	—	135.3
Accrued interest	53.3	—	0.1	—	53.4
Accrued wages and commissions	—	90.0	78.7	—	168.7
Other accrued expenses	—	259.4	95.3	—	354.7
Total current liabilities	186.4	436.3	222.5	—	845.2
Long-term debt	5,587.3	—	—	—	5,587.3
Deferred income taxes	—	811.3	157.3	—	968.6
Other long-term liabilities	—	170.8	85.5	—	256.3
Total liabilities	5,773.7	1,418.4	465.3	—	7,657.4
Shareholder’s equity	2,109.2	5,980.8	1,902.1	(7,882.9)	2,109.2
Total liabilities and shareholder’s equity	$7,882.9	$7,399.2	$2,367.4	$(7,882.9)	$9,766.6

	May 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$35.3	$320.3	$—	$355.6
Accounts receivable, net	—	254.1	277.7	—	531.8
Inventories	—	286.9	337.1	—	624.0
Deferred income taxes	—	78.3	41.6	—	119.9
Prepaid expenses and other	—	73.7	67.6	—	141.3
Total current assets	—	728.3	1,044.3	—	1,772.6
Property, plant and equipment, net	—	350.1	315.1	—	665.2
Investments	—	10.9	12.1	—	23.0
Investment in subsidiaries	7,982.8	—	—	(7,982.8)	—
Intangible assets, net	—	2,890.4	739.8	—	3,630.2
Goodwill	—	3,104.0	496.9	—	3,600.9
Other assets	—	88.9	13.9	—	102.8
Total assets	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.3	$—	$7.0	$—	$40.3
Accounts payable	—	63.8	47.7	—	111.5
Accrued interest	56.1	—	0.1	—	56.2
Accrued wages and commissions	—	82.1	68.0	—	150.1
Other accrued expenses	—	141.7	64.3	—	206.0
Total current liabilities	89.4	287.6	187.1	—	564.1
Long-term debt	5,924.8	—	1.3	—	5,926.1
Deferred income taxes	—	942.0	187.8	—	1,129.8
Other long-term liabilities	—	142.9	63.2	—	206.1
Total liabilities	6,014.2	1,372.5	439.4	—	7,826.1
Shareholder’s equity	1,968.6	5,800.1	2,182.7	(7,982.8)	1,968.6
Total liabilities and shareholder’s equity	$7,982.8	$7,172.6	$2,622.1	$(7,982.8)	$9,794.7

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$2,039.9	$1,183.5	$—	$3,223.4
Cost of sales	—	878.1	162.1	—	1,040.2
Gross profit	—	1,161.8	1,021.4	—	2,183.2
Selling, general and administrative expense	—	889.2	504.0	—	1,393.2
Research and development expense	—	126.3	43.3	—	169.6
Amortization	—	254.2	53.0	—	307.2
Operating income (loss)	—	(107.9)	421.1	—	313.2
Interest expense	355.7	—	0.2	—	355.9
Other (income) expense	—	3.6	(6.4)	—	(2.8)
Income (loss) before income taxes	(355.7)	(111.5)	427.3	—	(39.9)
Tax expense (benefit)	(135.2)	(42.3)	61.7	—	(115.8)
Equity in earnings of subsidiaries	296.4	—	—	(296.4)	—
Net income (loss)	75.9	(69.2)	365.6	(296.4)	75.9
Other comprehensive income (loss)	21.9	—	23.3	—	45.2
Total comprehensive income (loss)	$97.8	$(69.2)	$388.9	$(296.4)	$121.1

	Year Ended May 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,922.3	$1,130.6	$—	$3,052.9
Cost of sales	—	689.8	183.6	—	873.4
Gross profit	—	1,232.5	947.0	—	2,179.5
Selling, general and administrative expense	—	820.6	491.9	—	1,312.5
Research and development expense	—	112.8	37.5	—	150.3
Amortization	—	260.6	53.2	—	313.8
Goodwill impairment charge	—	167.9	305.1	—	473.0
Intangible assets impairment charge	—	94.4	—	—	94.4
Operating income (loss)	—	(223.8)	59.3	—	(164.5)
Interest expense	395.2	—	3.6	—	398.8
Other (income) expense	177.6	6.1	(5.9)	—	177.8
Income (loss) before income taxes	(572.8)	(229.9)	61.6	—	(741.1)
Tax expense (benefit)	(217.7)	(87.4)	187.4	—	(117.7)
Equity in earnings of subsidiaries	(268.3)	—	—	268.3	—
Net income (loss)	(623.4)	(142.5)	(125.8)	268.3	(623.4)
Other comprehensive income (loss)	13.1	—	(141.9)	—	(128.8)
Total comprehensive income (loss)	$(610.3)	$(142.5)	$(267.7)	$268.3	$(752.2)

	Year Ended May 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,769.8	$1,068.3	$—	$2,838.1
Cost of sales	—	437.2	338.3	—	775.5
Gross profit	—	1,332.6	730.0	—	2,062.6
Selling, general and administrative expense	—	724.9	447.3	—	1,172.2
Research and development expense	—	94.7	32.1	—	126.8
Amortization	—	258.8	68.4	—	327.2
Goodwill impairment charge	—	189.4	102.5	—	291.9
Intangible assets impairment charge	—	74.9	163.0	—	237.9
Operating income (loss)	—	(10.1)	(83.3)	—	(93.4)
Interest expense	477.1	—	2.7	—	479.8
Other (income) expense	—	3.1	14.5	—	17.6
Income (loss) before income taxes	(477.1)	(13.2)	(100.5)	—	(590.8)
Tax expense (benefit)	(181.3)	86.8	(37.5)	—	(132.0)
Equity in earnings of subsidiaries	(163.0)	—	—	163.0	—
Net income (loss)	(458.8)	(100.0)	(63.0)	163.0	(458.8)
Other comprehensive income (loss)	13.1	—	(62.0)	—	(48.9)
Total comprehensive income (loss)	$(445.7)	$(100.0)	$(125.0)	$163.0	$(507.7)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2014
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$266.9	$351.7	$(89.6)	$—	$529.0
Capital expenditures	—	(135.7)	(93.0)	—	(228.7)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	—	(148.8)	0.0	—	(148.8)
Other	—	(2.0)	14.4	—	12.4
Cash flows provided by (used in) investing activities	—	(286.5)	(78.6)	—	(365.1)
Proceeds under revolvers/facility	155.0	—	4.3	—	159.3
Payments under revolvers/facility	(155.0)	—	(10.3)	—	(165.3)
Proceeds from senior and senior subordinated notes due 2020 and term loans	870.5	—	—	—	870.5
Tender/retirement of senior notes due 2017 and term loans	(1,091.6)	—	—	—	(1,091.6)
Other	(45.8)	1.3	(2.3)	—	(46.8)
Cash flows used in financing activities	(266.9)	1.3	(8.3)	—	(273.9)
Effect of exchange rate changes on cash	—	—	2.0	—	2.0
Increase (decrease) in cash and cash equivalents	—	66.5	(174.5)	—	(108.0)
Cash and cash equivalents, beginning of period	—	35.3	320.3	—	355.6
Cash and cash equivalents, end of period	$—	$101.8	$145.8	$—	$247.6

	Year Ended May 31, 2013
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$128.6	$228.2	$111.7	$—	$468.5
Capital expenditures	—	(102.9)	(101.1)	—	(204.0)
Acquisitions, net of cash acquired - 2012 Trauma Acquisition	—	(277.5)	(2.5)	—	(280.0)
Other	—	(2.5)	(2.1)	—	(4.6)
Cash flows provided by (used in) investing activities	—	(382.9)	(105.7)	—	(488.6)
Proceeds under revolvers/facility	80.0	—	6.6	—	86.6
Payments under revolvers/facility	(80.0)	—	(0.6)	—	(80.6)
Proceeds from senior and senior subordinated notes due 2020 and term loans	3,396.2	—	—	—	3,396.2
Tender/retirement of senior notes due 2017 and term loans	(3,423.0)	—	—	—	(3,423.0)
Payment of fees related to refinancing activities	(79.0)	—	—	—	(79.0)
Other	(22.8)	(0.1)	(12.0)	—	(34.9)
Cash flows used in financing activities	(128.6)	(0.1)	(6.0)	—	(134.7)
Effect of exchange rate changes on cash	—	—	18.0	—	18.0
Increase (decrease) in cash and cash equivalents	—	(154.8)	18.0	—	(136.8)
Cash and cash equivalents, beginning of period	—	190.1	302.3	—	492.4
Cash and cash equivalents, end of period	$—	$35.3	$320.3	$—	$355.6

	Year Ended May 31, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$36.7	$63.0	$277.6	$—	$377.3
Proceeds from sales/maturities of investments	—	42.1	—	—	42.1
Capital expenditures	—	(89.9)	(89.4)	—	(179.3)
Other	—	(1.5)	(5.3)	—	(6.8)
Cash flows provided by (used in) investing activities	—	(49.3)	(94.7)	—	(144.0)
Payments under senior secured credit facilities	(35.4)	—	—	—	(35.4)
Other	(1.3)	—	(1.4)	—	(2.7)
Cash flows used in financing activities	(36.7)	—	(1.4)	—	(38.1)
Effect of exchange rate changes on cash	—	—	(30.6)	—	(30.6)
Increase in cash and cash equivalents	—	13.7	150.9	—	164.6
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8
Cash and cash equivalents, end of period	$—	$190.1	$302.3	$—	$492.4

Note 16—Restructuring.
The Company recorded $53.7 million, $5.7 million and $19.5 million in restructuring costs during the years ended May 31, 2014, 2013 and 2012, respectively. During fiscal years 2013 and 2012 the expense is employee severance costs, with fiscal year 2014 including both employee severance costs and plant closure costs. The expense during fiscal 2014 and 2013 resulted primarily from the planned closures of the Swindon, United Kingdom manufacturing facility and the Le Locle, Switzerland manufacturing facility. The expense during fiscal 2012 resulted primarily from the global reconstructive products reorganization program and the planned closure of the Swindon, United Kingdom manufacturing facility. These restructuring charges were recorded within cost of sales, selling, general and administrative expense, and research and development expense and other accrued expenses. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Restructuring Costs
Restructuring Accrual:
Balance at May 31, 2011	$5.9
Costs incurred and charged to expense	19.5
Costs paid or otherwise settled	(14.2)
Non-cash adjustments(1)	(1.7)
Balance at May 31, 2012	9.5
Costs incurred and charged to expense	5.7
Costs paid or otherwise settled	(6.4)
Non-cash adjustments(1)	0.1
Balance at May 31, 2013	8.9
Costs incurred and charged to expense	53.7
Costs paid or otherwise settled	(22.3)
Non-cash adjustments(1)	2.2
Balance at May 31, 2014	$42.5

(1)	Primarily related to foreign currency fluctuations.

Note 17—Contingencies.
The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies, except for claims associated with metal-on-metal hip products was $39.1 million and $40.0 million at May 31, 2014 and 2013, respectively, and primarily relate to certain product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation described below.
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

U.S. Securities and Exchange Commission (“SEC”) Investigation
On September 25, 2007, Biomet received a letter from the SEC informing the Company that it was conducting an investigation regarding possible violations of the Foreign Corrupt Practices Act, or FCPA, in the marketing and sale of medical devices in certain foreign countries by companies in the medical devices industry. The FCPA prohibits domestic concerns, including U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents, from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining an improper advantage. This law also requires issuers of publicly registered securities to maintain records which fairly and accurately reflect transactions and to maintain an adequate system of internal controls. In many countries, hospitals and clinics are government-owned and, therefore, healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the FCPA. On November 9, 2007, the Company received a letter from the DOJ requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis.
On March 26, 2012, Biomet resolved the DOJ's and SEC's investigations by entering into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a Consent to Final Judgment (“Consent Agreement”) with the SEC. Pursuant to the DPA, the DOJ has agreed to defer prosecution of Biomet in connection with this matter, provided that Biomet satisfies its obligations under the agreement over the term of the DPA. The DOJ has further agreed to not continue its prosecution and seek to dismiss its indictment should Biomet satisfy its obligations under the agreement over the term of the DPA. The DPA has a three-year term but provides that it may be extended in the sole discretion of the DOJ for an additional year. Pursuant to the Consent, Biomet consented to the entry of a Final Judgment which, among other things, permanently enjoined Biomet from violating the provisions of the Foreign Corrupt Practices Act.
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
In October 2013, Biomet became aware of certain alleged improprieties regarding its operations in Brazil and Mexico. Biomet retained counsel and other experts to investigate both matters. Based on the results of the investigation, Biomet terminated, suspended or otherwise disciplined certain of the employees and executives involved in these matters, and took certain other remedial measures. Additionally, pursuant to the terms of the DPA, in April 2014, Biomet disclosed these matters to the independent compliance monitor and to the DOJ and SEC.
On July 2, 2014, the SEC issued a subpoena to Biomet requiring that Biomet produce certain documents relating to such matters. Moreover, pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA. If the DOJ determines that the conduct underlying these investigations constitutes a violation or breach of the DPA, the DOJ could, among other things, extend or revoke the DPA or prosecute Biomet and/or the involved employees and executives. Biomet continues to cooperate with the SEC and DOJ and expects that discussions with the SEC and the DOJ will continue.
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

Product Liability
The Company has received claims for personal injury associated with its metal-on-metal hip products. The Company's accrual for contingencies for claims associated with metal-on-metal hip products at May 31, 2014 and 2013 is $123.5 million and $23.5 million, respectively. The pre-trial management of certain of these claims has been consolidated in a multi-district proceeding in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The Company believes the number of claims continues to increase incrementally due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company’s accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow.
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

As of August 8, 2014, the Company is a defendant in 2,434 product liability lawsuits relating to metal-on-metal hip implants, most of which were filed in 2014. The majority of these cases involve the M2a-Magnum hip system, 502 cases involve the M2a-38 hip system, 93 involve the M2a-Taper system, and 15 involve the M2a-Ringloc system. The cases are currently venued in various state and federal courts. 2,322 federal cases have been consolidated in one multi-district proceeding in the U.S. District Court for the Northern District of Indiana. The Company has seen a decrease in the number of claims filed since the last date to participate in the settlement reached in the multi-district litigation involving our metal-on-metal hip systems expired in April 2014.
On February 3, 2014, the Company announced the settlement of the Multi-District Litigation entitled MDL 2,391 - In Re: Biomet M2a-Magnum Hip Implant Product Liability Litigation. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. The Company continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement, and as such the final payment amount is uncertain. As of May 31, 2014, the Company accrued $123.5 million for contingencies associated with metal-on-metal hip products, which is increased from $50.0 million as of November 30, 2013.
The Company believes that the payments under the settlement will exhaust its self-insured retention under the Company’s insurance program, which is $50.0 million. If this should occur, the Company would submit an insurance claim for the amount by which ultimate losses under the settlement exceed the self-insured retention amount. The Company maintains $100.0 million of third-party insurance coverage. The Company’s insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of the Company’s insurance carriers have reserved all rights under their respective policies. The Company has received a letter from one of its carriers denying coverage, and certain of its other insurance carriers could also deny coverage for some or all of the Company’s insurance claims. The Company continues to believe its contracts with the insurance carriers are enforceable for these claims and the settlement agreement. However, the Company would be responsible for any amounts that its insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of the Company’s third-party insurance coverage. The settlement does not affect certain other claims relating to the Company’s metal-on-metal hip products that are pending in various state courts, or other claims that may be filed in the future. The Company is currently assessing any potential receivables to be recorded for recoveries from the insurance carriers. As of May 31, 2014 no receivable has been recorded.
Future revisions in the Company’s estimates of these provisions could materially impact its results of operations and financial position. The Company uses the best information available to determine the level of accrued product liabilities, and the Company believes its accruals are adequate.

Intellectual Property Litigation
On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. Prior to the filing of this lawsuit, on March 8, 2013, the Company filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue, and Acacia Research Group LLC entered counterclaims of infringement seeking damages in an amount yet to be determined and injunctive relief. On September 17, 2013, the May 3, 2013 case filed in the Eastern District of Texas was dismissed. On March 31, 2014, the Company entered into a Settlement and License Agreement with Bonutti Skeletal Innovations LLC settling all claims related to U.S. Patents 5,921,986, 6,638,279, 7,070,557, 7,087,073, and 8,147,514 for a one-time payment, and on June 25, 2014, the U.S. District Court for the Northern District of Indiana issued an order dismissing the claims related to these patents with prejudice. The Company is vigorously defending this matter and believes that its defenses against infringement for the patents remaining in the suit are valid and meritorious. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

In December 2008, Heraeus Kulzer GmbH (“Heraeus”), initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries, alleging that Biomet and Biomet Europe BV misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements, which are referred to as European Cements in this consent solicitation statement/prospectus. The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred (alleged to be in excess of €30.0 million). On December 20, 2012, the trial court dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH was the only Biomet entity remaining as a defendant.
Following an appeal by Heraeus, on June 5, 2014, the German appeals court (i) enjoined Biomet, Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005 and (iii) ruled that no further review may be sought. Damages have not been determined. The judgment is not final and the defendants will seek review (including review of the appeals court ruling that no further review may be sought) from Germany’s Supreme Court. The defendants issued a bank guaranty in favor of Heraeus for €11.25 million in order to stay the judgment. During the pendency of the stay, the defendants were entitled to continue the manufacture, marketing, sale and offering of European Cements in their current composition. On July 3, 2014, Heraeus offered security and may now execute the judgment in Germany at any time. If Heraeus were to execute the judgment, Biomet, Biomet Europe BV and Biomet Deutschland GmbH would be immediately enjoined from the manufacture, marketing, sale and offering of European Cements in Germany. While Heraeus has indicated that it intends to take the position that the judgment would prohibit the manufacture, marketing, sale and offering of European Cements outside of Germany as well, Biomet, Biomet Europe BV and Biomet Deutschland GmbH will vigorously contest any attempt to extend the effect of the judgment beyond Germany.
No prediction can be made as to the likelihood of review being granted by Germany’s Supreme Court nor can any assurance be made as to the time or resources that will be needed to devote to this litigation or its final outcome.
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
Note 18—Related Parties.
Management Services Agreement
Upon completion of the 2007 Acquisition, Biomet entered into a management services agreement with certain affiliates of the Principal Stockholders, pursuant to which such affiliates of the Principal Stockholders or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the 2007 Acquisition for the services rendered by such entities related to the 2007 Acquisition upon entering into the agreement, and the Principal Stockholders receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the 2007 Acquisition. The Company is required to pay the Principal Stockholders the monitoring fee on a quarterly basis in arrears. The total amount of Principal Stockholder fees was $11.1 million, $11.0 million and $10.3 million for the years ended May 31, 2014, 2013 and 2012, respectively. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. The Company is also required by the management services agreement to pay certain subsequent fees for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company. Upon completion of the Zimmer Merger, which represents a change in control, the Company expects to pay a one-time fee to affiliates of its Principal Stockholders in the amount of $88.0 million.

Amended and Restated Limited Liability Company Operating Agreement of LVB Holding
On September 27, 2007, certain investment funds associated with or designated by the Principal Stockholders, or the Principal Stockholder Funds, entered into an amended and restated limited liability company operating agreement, or the “LLC Agreement,” in respect of LVB Holding. The LLC Agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and other corporate governance provisions (including the right to approve various corporate actions).
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
Registration Rights Agreement
The Principal Stockholder Funds and the Co-Investors also entered into a registration rights agreement with Holding, LVB and Biomet upon the closing of the 2007 Acquisition. Pursuant to this agreement, the Principal Stockholder Funds have the power to cause LVB Holding, LVB and Biomet to register their, the Co-Investors’ and certain other persons’ equity interests under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The agreement also entitles the Principal Stockholder Funds and the Co-Investors to participate in any future registration of equity interests under the Securities Act that LVB Holding, LVB or Biomet may undertake. Certain trusts associated with Dr. Dane A. Miller, Ph.D., one of our directors, are also parties to the registration rights agreement and benefit from its provisions.
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
Agreements with Dr. Dane A. Miller, Ph.D.
On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller, Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. On August 19, 2013, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to extend the term of the agreement through the earlier of September 1, 2014, an initial public offering or a change of control. On April 22, 2014, Biomet entered into a third amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to pay him, upon a termination of his consulting agreement, consulting fees owed to date and a termination fee of $2 million upon the earlier of a change in control or an initial public offering, provided such event occurs prior to January 1, 2016. Dr. Miller received payments under the consulting agreement of $0.4 million, $0.4 million and $0.4 million for the years ended May 31, 2014, 2013 and 2012, respectively.

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
Indemnification Priority Agreement
On January 11, 2010, Biomet and LVB entered into an indemnification priority agreement with the Principal Stockholders (or certain affiliates designated by the Principal Stockholders) pursuant to which Biomet and LVB clarified certain matters regarding the existing indemnification and advancement of expenses rights provided by Biomet and LVB pursuant to their respective charters and the management services agreement described above. In particular, pursuant to the terms of the indemnification agreement, Biomet acknowledged that as among Biomet, LVB and the Principal Stockholders and their respective affiliates, the obligation to indemnify or advance expenses to any director appointed by any of the Principal Stockholders will be payable in the following priority: Biomet will be the primary source of indemnification and advancement; LVB will be the secondary source of indemnification and advancement; and any obligation of a Principal Stockholder-affiliated indemnitor to indemnify or advance expenses to such director will be tertiary to Biomet’s and, then, LVB obligations. In the event that either Biomet or LVB fails to indemnify or advance expenses to any such director in contravention of its obligations, and any Principal Stockholder-affiliated indemnitor makes any indemnification payment or advancement of expenses to such director on account of such unpaid liability, such Principal Stockholder-affiliated indemnitor will be subrogated to the rights of such director under any such Biomet or LVB indemnification agreement.
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
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of May 31, 2013, the Company had approximately 3,275 employees enrolled in its health benefit plans in the United States.
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

There were payments of $0.1 million made during each of the years ended May 31, 2014, 2013 and 2012.
Core Trust Purchasing Group Participation Agreement
Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.6 million, $0.8 million and $0.5 million for the years ended May 31, 2014, 2013 and 2012, respectively.
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

The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies, to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $2.2 million and $1.9 million during the years ended May 31, 2013 and 2012, respectively, with no payments during the year ended May 31, 2014.
Capital Contributions and Share Repurchases
At the direction of LVB, Biomet may fund the repurchase of common shares of its parent company of $0.1 million and $1.3 million for the years ended May 31, 2013 and 2012, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no repurchases of common shares during the year ended May 31, 2014. There were no additional contributions for the years ended May 31, 2014, 2013 and 2012.

Financial Statement Schedules
LVB Acquisition, Inc. Schedule I—Condensed Financial Information
LVB Acquisition, Inc. Parent Only Condensed Balance Sheets

(in millions, except shares)	May 31, 2014	May 31, 2013
Assets
Investment in wholly owned subsidiary	$2,109.2	$1,968.6
Total assets	$2,109.2	$1,968.6
Liabilities & Shareholders’ Equity
Total liabilities	—	—
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,484,996 and 552,359,416 shares issued and outstanding	$5.5	$5.5
Contributed and additional paid-in capital	5,681.5	5,662.0
Accumulated deficit	(3,617.1)	(3,693.0)
Accumulated other comprehensive income (loss)	39.3	(5.9)
Total shareholders’ equity	2,109.2	1,968.6
Total liabilities and shareholders’ equity	$2,109.2	$1,968.6
LVB Acquisition, Inc. Parent Only Condensed Statements of Operations and Comprehensive Income (Loss)

(in millions)	For the Year-Ended May 31,
	2014	2013	2012
Equity in net income (loss) of subsidiary	$75.9	$(623.4)	$(458.8)
Net income (loss)	75.9	(623.4)	(458.8)
Other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	$75.9	$(623.4)	$(458.8)

LVB Acquisition, Inc. Parent Only Condensed Statements of Cash Flows

	For the Year-Ended May 31,
(in millions)	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$75.9	$(623.4)	$(458.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net income (loss) of subsidiary	(75.9)	623.4	458.8
Net cash provided by operating activities	—	—	—
Cash flows provided by (used in) investing activities:
Net cash used in investing activities	—	—	—
Cash flows provided by (used in) financing activities:
Equity:
Option exercise	1.3	—	—
Cash dividend from (to) Biomet, Inc.	(1.3)	0.1	1.3
Repurchase of LVB Acquisition, Inc. shares	—	(0.1)	(1.3)
Net cash used in financing activities	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
Note 1—Summary of Significant Accounting Policies and Nature of Operations.
LVB Acquisition, Inc. (“Parent”) was incorporated as part of the 2007 Acquisition. Parent has no other operations beyond its ownership of Biomet, Inc. and its subsidiaries (“Biomet”).
The condensed parent company financial information includes the activity of the Parent and its investment in Biomet using the equity method only. The consolidated activity of Parent and its subsidiaries are not included and are meant to be read in conjunction with the LVB Acquisition, Inc. consolidated financial statements included elsewhere in this annual report.
Note 2—Guarantees
Parent fully and unconditionally guarantees the senior secured credit facilities, the cash flow revolving credit facilities and asset-based revolving credit facilities.
Note 3—Dividends from Subsidiaries
Parent paid a dividend of $1.3 million during the year ended May 31, 2014 and received dividends of $0.1 million and $1.3 million for the years ended May 31, 2013 and 2012, respectively. The cash was used to call purchased shares for certain former employees.

LVB Acquisition, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts
For the years ended May 31, 2014, 2013 and 2012:

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful receivables:
For the year ended
May 31, 2014	$33.5	$10.7	$ 0.5(B)	$ (12.8)(A)(C)	$31.9
For the year ended
May 31, 2013	$36.5	$17.7	$ (0.5)(B)	$ (20.2)(A)(C)	$33.5
For the year ended
May 31, 2012	$38.2	$15.7	$ (16.2)(B)	$ (1.2)(A)	$36.5

(A)	Uncollectible accounts written off.

(B)	Primarily effect of foreign currency translation.

(C)	Includes $5.1 million related to the bracing divestiture.

Quarterly Results (Unaudited)
Fiscal 2014

	Quarter ended
(in millions)	August 31, 2013	November 30, 2013	February 28, 2014	May 31, 2014	Fiscal year ended May 31, 2014
Fiscal 2014
Net sales	$730.7	$825.7	$822.5	$844.5	$3,223.4
Gross profit	522.7	570.6	495.6	594.3	2,183.2
Net income (loss)	31.1	4.9	(65.9)	105.8	75.9

Fiscal 2013

•
Net loss for the third and fourth quarters of fiscal 2013 were impacted by goodwill and intangible asset impairment charges of $567.4 million of which $334.1 million was recorded during the third quarter, primarily due to the impact of continued austerity measures on procedural volumes and pricing in certain European countries when compared to the Company’s prior projections used to establish the fair value of goodwill for our Europe reporting unit and primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends when compared to the Company’s prior projections used to establish the fair value of goodwill and intangible assets for our dental reconstructive reporting unit.

	Quarter ended
(in millions)	August 31, 2012	November 30, 2012	February 28, 2013	May 31, 2013	Fiscal year ended May 31, 2013
Fiscal 2013
Net sales	$707.4	$790.1	$771.5	$783.9	$3,052.9
Gross profit	507.0	582.4	533.0	557.1	2,179.5
Net loss	(31.5)	(66.2)	(304.5)	(221.2)	(623.4)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. Each of LVB Acquisition, Inc. and Biomet, Inc. maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by LVB Acquisition, Inc. and Biomet, Inc., including LVB Acquisition, Inc. and Biomet, Inc.’s consolidated entities, in the reports that LVB Acquisition, Inc. and Biomet, Inc. files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, LVB Acquisition, Inc. and Biomet, Inc. each completed an evaluation under the supervision and with the participation of senior management, including LVB Acquisition, Inc. and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of LVB Acquisition, Inc.’s and Biomet, Inc.’s respective disclosure controls and procedures as of May 31, 2014. Based on this evaluation, LVB Acquisition, Inc.’s and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer concluded that LVB Acquisition, Inc.’s and Biomet, Inc.’s disclosure controls and procedures were not effective at the reasonable assurance level as of May 31, 2014, due to a material weakness in our internal control over financial reporting related to income taxes.
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

Each of LVB Acquisition, Inc.’s and Biomet, Inc.’s management conducted an assessment of the effectiveness of LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission - 1992 framework (the “COSO Report”). LVB Acquisition, Inc.’s and Biomet, Inc.’s management concluded that each of LVB Acquisition, Inc. and Biomet, Inc. did not maintain effective internal control over financial reporting as of May 31, 2014, based on the criteria established in the COSO Report, due to a material weakness in our internal control over financial reporting related to income taxes.

The Company did not maintain effective controls over the accuracy of the income tax provision and related balance sheet accounts. Specifically, deficiencies in the Company’s controls over the processes and procedures related to certain transfer pricing matters combined with insufficient levels of review of the income tax provision, when considered in the aggregate, were such that there exists a reasonable possibility that a material misstatement of the consolidated financial statements or disclosures would not have been prevented or detected on a timely basis. As such, these control deficiencies, in the aggregate, result in a material weakness.

The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures as of May 31, 2014 and 2013 or for the years ended May 31, 2014, 2013, and 2012.

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
(c) Changes in Internal Control. There were no changes in either LVB Acquisition, Inc. or Biomet, Inc.’s internal control over financial reporting in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting. During the year ending May 31, 2015, management has taken steps to remediate these control matters and will continue to design and implement controls to address the deficiencies in controls over income taxes, including such steps as evaluating staffing resources and responsibilities and enhancing the level of written policies and procedures.

Item 9B.	Other Information.
On August 5, 2014, the LVB board of directors, in connection with and as contemplated by the Merger Agreement, reviewed and approved the final allocation of transaction bonuses under a senior management bonus plan. Payment of the bonuses is conditioned upon the closing of the merger and the recipient’s continued employment with us through the closing. The amounts allocated to each of the named executive officers is set forth below.

Executive Officer	Transaction Bonus
Jeffrey R. Binder	$500,000
Daniel P. Florin	135,000
Daniel E. Williamson	100,000
Renaat Vermeulen	90,000
Adam R. Johnson	60,000

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
The following table sets forth the name, age and position of (1) our directors and (2) our executive officers.

Name	Age	Position
Jeffrey R. Binder	51	Director, President and Chief Executive Officer
Jonathan J. Coslet	49	Director
Adrian Jones	50	Director
Max C. Lin	33	Director
Chinh E. Chu	47	Director
Michael Michelson	63	Director
Dane A. Miller, Ph.D.	68	Director
Andrew Y. Rhee	37	Director
Jeffrey K. Rhodes	39	Director
Timur Akazhanov	32	Director
Daniel P. Florin	50	Senior Vice President and Chief Financial Officer
Adam R. Johnson	37	Senior Vice President; Group President, Spine, Microfixation and Bone Healing
Bareld J. Doedens	55	Senior Vice President and President, Biomet 3i
Renaat Vermeulen	57	Senior Vice President and President, EMEA
Bradley J. Tandy	55	Senior Vice President; General Counsel and Secretary
Robin T. Barney	53	Senior Vice President; World Wide Operations
Daniel E. Williamson	48	Senior Vice President and President, Global Reconstructive Joints
Wilbur C. Boren IV	40	Senior Vice President and President, SET
Hadi Saleh	41	Senior Vice President and President, International
Stuart G. Kleopfer	51	Senior Vice President and President, U.S. Orthopedics

Jeffrey R. Binder has been a director and President and Chief Executive Officer since February 2007. Prior to this appointment, Mr. Binder served as Senior Vice President of Diagnostic Operations of Abbott Laboratories from January 2006 to February 2007. Mr. Binder previously served as President of Abbott Spine from June 2003 to January 2006, and as President and Chief Executive Officer of Spinal Concepts from 2000 to June 2003. Mr. Binder holds a bachelor’s degree in applied mathematics from Yale University and a master’s degree in public affairs from the Woodrow Wilson School at Princeton University. Mr. Binder’s service as Chief Executive Officer of the
Company creates a critical link between management and the Board of Directors, enabling the Board of Directors to perform its oversight function with the benefit of management’s perspectives on the business.
Jonathan J. Coslet has been a director since July 2007. Mr. Coslet has been a TPG Partner since 1993 and is currently the firm’s Chief Investment Officer and a member of the Executive, Management and Investment Committees. Mr. Coslet serves on the board of directors of Petco Animal Supplies, Inc. and Quintiles Transnational. Mr. Coslet’s executive leadership, knowledge of the capital markets and financial expertise make him a valuable asset to the Board of Directors.
Adrian Jones has been a director since July 2007. Mr. Jones has been a Managing Director of Goldman, Sachs & Co. since 2002 and has worked at Goldman, Sachs & Co. since 1994. Mr. Jones serves on the board of directors of Education Management Corporation, HealthMarkets, Inc., Michael Foods and CTI Foods. Mr. Jones received a bachelor’s degree from University College, Galway, a master’s degree in Economics from University College, Dublin, and an MBA from Harvard Business School. Mr. Jones’s executive leadership and extensive experience in financial matters relating to both public and private companies make him a valuable asset to the Board of Directors.
Max C. Lin has been a director since 2011. Mr. Lin is a Director in the health care industry team at Kohlberg Kravis Roberts & Co. L.P. and has worked at KKR since 2005. Mr. Lin serves on the board of directors of PRA Holdings, Inc. Mr. Lin holds a Bachelor of Science in Economics and Bachelor of Applied Science in Computer Science from the University of Pennsylvania and an MBA from Harvard Business School. Mr. Lin’s financial expertise and experience overseeing investments in healthcare companies make him a valuable asset to the Board of Directors.
Chinh E. Chu has been a director since April 2013 and previously served as a director from July 2007 to September 2007. Mr. Chu is a senior managing director of The Blackstone Group, which he joined in 1990. Mr. Chu serves on the board of directors of HealthMarkets, Inc., DJO Global, Bank United, Bayview, Alliant, Catalent and Freescale. Mr. Chu’s executive leadership, financial expertise and experience overseeing investments in healthcare companies make him a valuable asset to the Board of Directors.
Michael Michelson has been a director since July 2007. Mr. Michelson has been a member of KKR Management LLC, the general partner of KKR & Co. L.P., since October 1, 2009. Previously, he was a member of the limited liability company, which served as the general partner of Kohlberg Kravis Roberts & Co. L.P. He has been employed by KKR since 1981. Mr. Michelson serves on the board of directors of HCA Holdings, Inc. Mr. Michelson has an A.B., cum laude, Phi Beta Kappa, from Harvard College and a J.D., cum laude, from Harvard Law School. Mr. Michelson’s executive leadership, financial expertise and experience overseeing investments in numerous healthcare companies make him a valuable asset to the Board of Directors.
Dane A. Miller, Ph.D., has been a director since July 2007. Dr. Miller is one of our four founders and served as our President, Chief Executive Officer and a director from 1977 until 2006. Dr. Miller serves on the board of directors of ForeTravel, Inc., the Indiana Economic Development Corporation, the University of Chicago Health Systems and the World Craniofacial Foundation. Dr. Miller received his B.S. degree in Mechanical Materials Science Engineering from General Motors Institute (Kettering University) in 1969. He then received a Master’s Degree and Ph.D. in Materials Science Biomedical Engineering from the University of Cincinnati in 1971 and 1974, respectively. Mr. Miller’s long time former service as Chairman and Chief Executive Officer of the Company create a critical link between management and the Board of Directors, enabling the Board of Directors to perform its oversight function with the benefit of management’s perspectives on the business.
Andrew Y. Rhee has been a director since September 2009. Mr. Rhee is a Vice President in the Merchant Banking Division of Goldman, Sachs & Co., and has been with Goldman Sachs since 1998. Mr. Rhee serves on the board of directors of Drayer Physical Therapy Institute, LLC, and previously served on the board of directors of AssuraMed, Inc. from 2010 to 2013. Mr. Rhee received a bachelor’s degree from Harvard College and an MBA from the Stanford Graduate School of Business. Mr. Rhee’s financial expertise and experience overseeing investments in healthcare companies make him a valuable asset to the Board of Directors.
Jeffrey K. Rhodes has been a director since November 2012. Mr. Rhodes has been a TPG Principal since 2005 and serves on the board of directors of EnvisionRx, Immucor, Inc., IMS Health, Surgical Care Affiliates and Par Pharmaceutical Companies. Mr. Rhodes earned his MBA from Harvard Business School, where he was a Baker Scholar, and earned his undergraduate degree in Economics from Williams College, where he graduated summa cum laude. Mr. Rhodes’s financial expertise and experience overseeing investments in healthcare companies make him a valuable asset to the board of directors.
Timur Akazhanov joined the board in February 2014. Mr. Akazhanov is an Associate in the Private Equity Group of The Blackstone Group and has been with Blackstone since 2013. Mr. Akazhanov holds a bachelor’s degree from Harvard College and an MBA from Harvard Business School. Mr. Akazhanov’s financial expertise makes him a valuable asset to the Board of Directors.
Daniel P. Florin has been Senior Vice President and Chief Financial Officer since June 2007. Prior thereto, Mr. Florin served as Vice President and Corporate Controller for Boston Scientific Corporation since 2001. Prior to being appointed as Corporate Controller in 2001, Mr. Florin served in financial leadership positions within Boston Scientific Corporation and its various business units since July 1995 and was with C.R. Bard from October 1990 through June 1995. Prior to this, Mr. Florin worked for Deloitte since September 1986. Mr. Florin received a bachelor’s degree of business administration, with a concentration in accounting, from the University of Notre Dame and an executive master’s degree in business administration from Boston University.
Adam R. Johnson has been Senior Vice President; President of EBI, LLC since June 2012 and is currently serving as the President of Biomet Microfixation and has been in that role since August 2007. Mr. Johnson served as the Vice President of Global Marketing for Biomet Microfixation from 2006 until his promotion in August 2007. Prior to that Mr. Johnson was the Director of Global Marketing for RTI Biologics. Mr. Johnson also worked for Biomet for 5 years previously, starting his career with Biomet in 1999. Mr. Johnson holds a bachelor of arts degree in marketing and a masters of business administration both from Jacksonville University.
Bareld J. Doedens has been Senior Vice President; President of Biomet 3i, LLC since February 2013. Prior to that he was Vice President Global CAD/CAM for Sirona Dental Systems from October 2008 to January 2013 and Vice President—Business Development for Sirona Dental Systems from April 2007 through October 2008. Mr. Doedens was the President of EBI, L.P. from 2006 through 2007. He was President of Biomet 3i, Inc. from 1999 through 2005. Mr. Doedens holds an MD from the Free University of Amsterdame and an MBA from the University of Rochester’s executive program at the University of Rotterdam.
Renaat Vermeulen joined Biomet in 1994 through the acquisition of Kirschner Medical and has held many functions of increasing responsibility, including Managing Director positions in Belgium, Germany, Spain and France. Since 2007, Mr. Vermeulen was Vice President—Sales, Marketing and R&D of Biomet Europe, based in The Netherlands. He became President of Biomet Europe, Middle East and Africa in July 2010. Originally, Mr. Vermeulen was trained as a nurse and he has 8 years of experience in various Intensive Care Units and 28 years in the Orthopedic Industry.
Bradley J. Tandy has been Senior Vice President, General Counsel and Secretary since April 2007. Prior thereto, Mr. Tandy served as Senior Vice President, Acting General Counsel and Secretary from January 2007 to April 2007, and Senior Vice President, Acting General Counsel, Secretary and Corporate Compliance Officer from March 2006 to January 2007. Mr. Tandy previously served as Vice President, Assistant General Counsel and Corporate Compliance Officer at Biomet from January 1999 to March 2006, and served as Assistant General Counsel of Biomet from December 1992 to January 1999. Prior to working for Biomet, Mr. Tandy was a partner with the law firm of Rasor, Harris, Lemon & Reed. Mr. Tandy holds a Bachelors of Science from DePauw University and a JD from Indiana University School of Law.
Robin T. Barney has been Senior Vice President, World Wide Operations since September 2008. Prior to joining Biomet in 2007, Ms. Barney served as Vice President, Worldwide Operations of DePuy, a Johnson & Johnson company. Ms. Barney joined Johnson & Johnson in 1992 and held various leadership roles within Operations for their Codman & Shurtleff, DePuy Orthopeadics and DePuy Spine units. Ms. Barney holds a Bachelors of Science in Chemical Engineering from the University of Delaware and an MBA from the University of Massachusetts.
Daniel E. Williamson has been Senior Vice President, Biomet, Inc. and President, Global Reconstructive Joints since February 2014. Prior to this appointment, Mr. Williamson served as Vice President and General Manager, Global Bone Cement and Biomaterials Research from September 2011 to February 2014, and Corporate Vice President, Global Biologics & Biomaterials from May 2006 to September 2011. Mr. Williamson previously served as Vice President, Business Development from December 2003 to May 2006. Mr. Williamson began his career with Biomet in July of 1990 as a Product Development Engineer and has held various other positions of increasing responsibility in Product Development, Marketing and Business Development. Mr. Williamson has a Bachelor of Science degree in Bioengineering from Syracuse University and a Master of Science degree in Biomedical Engineering from the University of Kentucky.

Wilber C. Boren IV has been the President of Biomet Sports Medicine, Extremities and Trauma since November 2012. Prior to this appointment Mr. Boren served as President of Biomet International, responsible for Canada, Latin America, and Asia Pacific from 2007 to 2012. Mr. Boren joined Biomet in 1999 and has held various management roles in sales, marketing and contract administration. He holds a degree in Environmental Science from Indiana University.
Hadi Saleh has been the President of Biomet International since November 2012. Since his arrival in 2001, Dr. Saleh has held many positions with us of increasing responsibility. Prior to his latest appointment he served as Vice President Commercial Operations for Biomet EMEA, Regional VP Central and Eastern Europe and as Managing Director of Biomet Germany. Dr. Saleh has a Medical Doctor Thesis from the University of Mainz and a Doctorate in Medicine from the University of Frankfurt am Main.
Stuart G. Kleopfer has been President of Biomet U.S. since May 2011. Prior to this appointment he served as President, Biomet Biologics from December 2005 to May 2011. Mr. Kleopfer began his career at Biomet in 1988 and has held many positions of increasing responsibility. Mr. Kleopfer holds a Bachelors of Science degree in Geology from Indiana University.
LVB’s Board of Directors consists of ten directors. Pursuant to the amended and restated limited liability company agreement of Holding, each of Biomet’s Principal Stockholders has the right to nominate, and have nominated, two directors to serve on the Board of Directors. Following Purchaser’s purchase of the Biomet’s shares tendered in the Offer, the Principal Stockholders jointly appointed Dr. Miller and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Principal Stockholders. Biomet’s Board of Directors presently considers none of our directors to be independent (as independence is defined by Rule 4200(a)(15) of the NASDAQ Stock Market LLC marketplace rules). As discussed in “Executive Compensation” below, following the Transactions Biomet’s common stock was no longer listed on the NASDAQ National Market. For more information regarding the rights of the Principal Stockholders to nominate directors and other related arrangements, see “Certain Relationships and Related Party Transactions—Amended and Restated Limited Liability Company Operating Agreement of LVB Acquisition Holding, LLC.” Because of these requirements, together with Parent’s 100% ownership of our common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.
Each of Messrs. Chu, Coslet, Akazhanov, Jones, Lin, Michelson, Rhee and Rhodes is a partner, member or employee of an entity affiliated with one of the investment funds that indirectly own the majority of the equity interests in LVB Acquisition Holding, LLC and generally is entitled to be indemnified by such entity for his service on LVB’s Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.
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

Director Qualifications
Messrs. Chu, Coslet, Akazhanov, Jones, Lin, Michelson, Rhee and Rhodes were appointed to the Board as a consequence of their respective relationships with investment funds affiliated with the Principal Stockholders. They are collectively referred to as the “Principal Stockholder Directors.” Messrs. Binder and Miller are collectively referred to as the “Management Directors.”
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
Each of the Principal Stockholder Directors was elected to the Board pursuant to the Amended and Restated Limited Liability Company Agreement of Holding. Pursuant to such agreement, Messrs. Coslet and Rhodes were appointed to the Board as a consequence of their respective relationships with TPG Capital, Messrs. Michelson and Lin were appointed to the Board as a consequence of their respective relationships with Kohlberg Kravis Roberts & Co., Messrs. Chu and Akazhanov were appointed to the Board as a consequence of their respective relationships with The Blackstone Group, and Messrs. Jones and Rhee were appointed to the Board as a consequence of their respective relationships with Goldman Sachs & Co.
As a group, the Principal Stockholder Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.
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
The Amended and Restated Limited Liability Company Agreement of Holding provides that each Principal Stockholder has the right to designate two directors, and that the Board will include Biomet’s chief executive officer and one independent director who is approved by the holders of at least 70% of the membership units of Holding held by the Principal Stockholders. Any directors nominated to fill the directorships selected by the Principal Stockholders are chosen by the applicable Principal Stockholder.
Audit Committee Financial Expert
Our Audit Committee is composed of Max C. Lin, Timur Akazhanov, Dane A. Miller, Ph.D., Andrew Rhee and Jeffrey K. Rhodes. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any of Messrs. Lin, Akazhanov, Rhee or Rhodes would be considered independent because of their relationships with certain affiliates of the Principal Stockholders which hold significant interests in Holding, which owns 97% of our outstanding common stock, and, in the case of Dr. Miller, other relationships with us. See Item 13, “Certain Relationships and Related Transactions.”

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

Introduction
Compensation and related matters during the 2014 fiscal year were reviewed and approved by the Compensation Committees of LVB and Biomet which we refer to, collectively or individually as the context requires, as the Compensation Committee.
Compensation Discussion and Analysis
This section includes information regarding, among other things, the overall objectives of our executive compensation program and each element of compensation that we provided, in each case with respect to the 2014 fiscal year. The goal of this section is to provide a summary of our executive compensation practices and the decisions that we made during this period concerning the compensation package payable to our executive officers, including the five executive officers listed in the Summary Compensation Table. Each of the executives listed in the Summary Compensation Table is referred to herein as a “named executive officer.” This “Compensation Discussion and Analysis” should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.

Compensation Methodology
During the 2014 fiscal year, the Compensation Committee was responsible for administering the compensation and benefit programs for our senior management team, including our named executive officers. The Compensation Committee annually reviews and evaluates cash compensation and equity award recommendations for our executive officers along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation provided to our executive officers. The Compensation Committee examines these recommendations in relation to our overall objectives and risk profile. Our President and Chief Executive Officer was not a member of the Compensation Committee during the 2014 fiscal year and did not participate in the decisions as to his compensation package.

The Compensation Committee has provided significant equity investment opportunities in LVB tied to financial objectives through (1) offering certain of our employees one-time opportunities to purchase shares of LVB at a purchase price equal to the higher of fair market value and $10.00 per share (subject to the employee’s execution of a Management Stockholders’ Agreement, as described below under “—The Elements of Biomet’s Compensation Program—Stock Options and Restricted Stock Units”), (2) granting of options to purchase shares of LVB, and modifying the structure of non-equity awards to provide greater incentives for management performance and (3) granting of RSUs of LVB. The philosophy and target levels of each of the other compensation elements, including base salary, perquisites, health and welfare and retirement benefits during the 2014 fiscal year have largely continued to correspond to the levels of such awards, for periods prior to the 2007 Acquisition. The Compensation Committee’s decisions for the 2014 fiscal year, specifically with respect to base salary and total cash compensation for the Chief Executive Officer and his reports, including the other named executive officers, were made after considering (i) input from our Principal Stockholders on their general experience with current compensation practices with their respective portfolio companies of similar size, (ii) with respect to setting total cash compensation, by reference to at least two major executive compensation surveys per executive officer using the Radford 2013 Global Technology Survey: High Tech and Medical Device break outs, the 2012 US Mercer SIRS®: Life Sciences and Medical Device break outs, and/or the 2012 Mercer Benchmark Report, and (iii) with respect to general merit increases of base salary amounts from fiscal year 2013 amounts, for all employees of the Company including executive officers, general, broad-based market data, including the Mercer Global Compensation Planning Report, WorldatWork Salary Budget Survey, Compdata Surveys Midwest Manufacturing & Distribution Survey, Radford Global Life Sciences Survey and Culpepper Life Sciences Compensation Survey.

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
Our executive compensation policies and practices during the 2014 fiscal year reflected the compensation philosophies of our founders and were designed to help achieve the superior performance of our executive officers and management team by accomplishing the following goals:

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

These objectives were based upon one of our founding philosophies: equity incentives in the form of stock options and restricted stock units (“RSUs”) are an excellent motivation for team members, including executive officers, and serve to align the interests of team members, management and our equity investors.
Based on these objectives, the compensation package of our executive officers during the 2014 fiscal year was intended to meet each of the following three criteria: (1) market levels competitive with companies of similar size and performance to us; (2) performance based, “at risk” pay that is based on both short and long-term goals; and (3) incentives that are structured to create alignment between our equity investors and executives.

The Elements of Biomet’s Compensation Program
As a result of our compensation philosophies and objectives, the compensation package of our executive officers during the 2014 fiscal year consisted of five primary elements: (1) base salary, (2) non-equity incentive plan awards, (3) stock options and RSUs, (4) participation in employee benefit plans, and (5) deferred compensation elections. Consistent with prior fiscal years, our practice during the 2014 fiscal year was to provide total cash compensation (consisting of base salary plus annual cash incentive awards) at amounts we believed to be generally comparable with, or average to, the amounts paid to executives with companies of similar size and performance to us, in each case with responsibilities similar to the responsibilities of our executives.
In an effort to provide competitive, fair and equitable compensation, it was decided to benchmark total cash compensation opportunities for our executive officers on an annual basis. In establishing target total cash compensation opportunities for our executive officers for fiscal year 2014, the Compensation Committee used market data from the Compensation Surveys, size-adjusted to reflect our annual revenues, which resulted in a pool of approximately 406 companies with respect to the Radford Global Technology Survey and a pool of approximately 123 companies with respect to the US SIRS Survey, and a pool of approximately 26 companies with respect to the Netherlands Mercer Compensation Report. The Compensation Committee generally targets total cash compensation relative to a range around the 50th percentile of market data, or the Target Range.
We used the Target Range, plus or minus 20% of the midpoint, as a goal for assessing the pay for each executive officer, including the named executive officers, for fiscal year 2014. The Compensation Surveys, as adjusted, indicated that for fiscal year 2014, the target total cash compensation for each of the applicable named executive officers was within the Target Range, except for Mr. Williamson, who was slightly above the target range.
Base Salary. The Compensation Committee reviewed our performance, the executive officers’ performance, our future objectives and challenges and the current competitive environment and set the base salary for each executive officer at the beginning of the fiscal year. Our Chief Executive Officer, Mr. Binder’s base salary for fiscal year 2014 increased consistent with the Corporate merit increase of 3% in the United States as determined by the Compensation Committee. The Chief Executive Officer was given relatively broad latitude by the Compensation Committee to adjust the merit increase percentage upward or downward for his direct reports, subject to Compensation Committee approval, on the basis of Mr. Binder’s assessment of job performance for the preceding fiscal year. Mr. Florin, Mr. Williamson and Mr. Johnson’s merit increases were consistent with the merit increases of 3% in the United States determined by Mr. Binder and approved by the Compensation Committee. Mr. Williamson received a base salary increase of 14.9% in connection with a promotion during fiscal year 2014. Mr. Johnson received an adjustment during the year totaling a 10% increase. Mr. Williamson and Mr. Johnson’s increases were calculated using a quantitative analysis for total cash compensation from the Compensation Surveys, as adjusted. Mr. Vermuelen received the Corporate merit increase of 3% and an additional 2% based on performance.
Non-equity Incentive Plan. Annual cash incentive awards to our named executive officers for the 2014 fiscal year were paid under the terms of a non-equity incentive plan approved by our Compensation Committee following consummation of the 2007 Acquisition. The principal objective sought to be achieved by our non-equity incentive plan is to align awards with predetermined objectives and thereby improve performance in specific areas. Payments under the plan are calculated based upon a target percentage of the executive’s base salary (actually paid during the fiscal year) determined by position with us. Potential payments under the non-equity incentive plan for the 2014 fiscal year could have ranged from 0% to 200% of each named executive officer’s base salary based on corporate and business unit performance with Mr. Binder’s target bonus set at 110% of base salary and the target bonus of each of the other named executive officers set at 80% of base salary as discussed below.
For fiscal year 2014, the Compensation Committee chose corporate and business unit incentive metrics that it considered important valuation metrics that would effectively measure our performance. Corporate and business unit criteria for the 2014 fiscal year consisted of (i) Adjusted EBITDA (as defined in the senior secured credit facilities), or Adjusted EBITDA, Credit Agreement, (ii) net sales and (iii) free cash flow as a percentage of net sales, or FCF/Net Sales%. For these purposes, Adjusted EBITDA, Credit Agreement is defined as operating income, as reported before special items from operations and depreciation and amortization from operations.
Company Free Cash Flow for Corporate is reflected as unlevered free cash flow performance defined as cash flow from operations, less capital expenditures, plus cash paid interest. The SBU free cash flow is defined as Adjusted EBITDA plus or minus the change in accounts receivable and inventory, less capital expenditures.
All adjustments were reviewed and approved by the Compensation Committee. See table below for additional definitions.
The Compensation Committee also established the weighting for each financial metric and approved a grid for each metric to determine the percentage of the target bonus that would be paid in respect of such metric, or percentage payout, based upon the percentage of target performance actually achieved. Target performance goals for each financial metric were generally established consistent with our operating plan for fiscal year 2014.

The following table details the percentage payouts by bonus metric:

Bonus Payout Percentages(1)
(percentage of business plan target)	—%	200%
Jeffrey R. Binder
Daniel P. Florin
Company Adjusted EBITDA, Credit Agreement(2)	below 95%	107.5% or greater
Company Sales	below 95%	107.5% or greater
Company FCF/Company Sales	below 95%	107.5% or greater
Dan Williamson
Company Adjusted EBITDA, Credit Agreement(2)	below 95%	107.5% or greater
Company Sales	below 95%	107.5% or greater
Company FCF/Company Sales	below 95%	107.5% or greater
Global Reconstructive Adjusted EBITDA, Credit Agreement(2)	below 95%	107.5% or greater
Global Reconstructive Sales	below 95%	107.5% or greater
Global Reconstructive FCF/Global Reconstructive Sales	below 95%	107.5% or greater
Renaat Vermeulen
Company Adjusted EBITDA, Credit Agreement(2)	below 95%	107.5% or greater
Company Sales	below 95%	107.5% or greater
Company FCF/Company Sales	below 95%	107.5% or greater
EMEA Adjusted EBITDA, Credit Agreement(2)	below 90%	110.0% or greater
EMEA Sales	below 95%	107.5% or greater
EMEA FCF/EMEA Sales	below 90%	120.0% or greater
Adam R. Johnson
Company Adjusted EBITDA, Credit Agreement(2)	below 95%	107.5% or greater
Company Sales	below 95%	107.5% or greater
Company FCF/Company Sales	below 95%	107.5% or greater
Spine and Bone Healing Adjusted EBITDA, Credit Agreement(2)	below 90%	110.0% or greater
Spine and Bone Healing Sales	below 95%	107.5% or greater
Spine and Bone Healing FCF/Spine and Bone Healing Sales	below 90%	120.0% or greater
Microfixation Adjusted EBITDA, Credit Agreement(2)	below 90%	120.0% or greater
Microfixation Sales	below 90%	120.0% or greater
Microfixation FCF/Microfixation Sales	below 90%	130.0% or greater

(1)
The payments are calculated based on straight line interpolation from (a) 0%, for performance below the threshold set forth in the 0% bonus payout percentage column above, to 100%, for achievement of 100% of the applicable performance metric, and (b) 100% to 200%, for performance at or above the threshold set forth in the 200% bonus payout percentage column above.

(2)
Adjusted EBITDA, as defined in the Amended and Restated Credit Agreement (“Adjusted EBITDA, Credit Agreement”). Adjusted EBITDA, Credit Agreement and Adjusted EBITDA as defined elsewhere in this annual report are different metrics.

The Compensation Committee established different weightings for corporate and business unit performance for each named executive officer in recognition of his or her role in driving our overall performance. The Compensation Committee also retained the authority to reduce the bonus determined as set forth above. Under the plan, the Compensation Committee may also award an additional bonus amount, a leadership/discretionary award, at its discretion. Mr. Binder, Mr. Williamson and Mr. Vermeulen received a leadership/discretionary award for fiscal year 2014.

The following chart shows the financial metrics and their weighting, targets, actual performance against the targets and resulting payout percentage for each of our and our business units’ performance goals as well as the discretionary bonuses discussed above:

(in millions, except percentages)	Target Performance(1)	Actual Performance(1)		Payout %
Jeffrey R. Binder
Company Adjusted EBITDA, Credit Agreement (50%)	$1,098.2	$1,115.9	(2)	60.74%
Company Sales (25%)	$3,154.9	$3,216.1		29.85%
Company FCF/Company Sales (25%)	18.1%	19.9%	(3)	50.00%
Total financial metrics (taking into account weighting)				140.59%
Leadership discretionary award				27.21%	(6)
Total				167.80%
Daniel P. Florin
Company Adjusted EBITDA, Credit Agreement (50%)	$1,098.2	$1,115.9	(2)	60.74%
Company Sales (25%)	$3,154.9	$3,216.1		29.85%
Company FCF/Company Sales (25%)	18.1%	19.9%	(3)	50.00%
Total (taking into account weighting)				140.59%
Dan Williamson
Company Adjusted EBITDA, Credit Agreement (25%)	$1,098.2	$1,115.9	(2)	30.37%
Company Sales (12.5%)	$3,154.9	$3,216.1		14.93%
Company FCF/Company Sales (12.5%)	18.1%	19.9%	(3)	25.00%
Global Reconstructive Adjusted EBITDA, Credit Agreement (25%)	$1,013.6	$1,041.6		34.20%
Global Reconstructive Sales (12.5%)	$2,425.7	$2,470.7		14.82%
Global Reconstructive FCF/Global Reconstructive Sales (12.5%)	32.5%	32.6%	(4)	12.91%
Total financial metrics (taking into account weighting)				132.23%
Leadership discretionary award				26.41%	(6)
Total				158.64%
Renaat Vermeulen
Company Adjusted EBITDA, Credit Agreement (25%)	$1,098.2	$1,115.9	(2)	30.37%
Company Sales (12.5%)	$3,154.9	$3,216.1		14.93%
Company FCF/Company Sales (12.5%)	18.1%	19.9%	(3)	25.00%
EMEA Adjusted EBITDA, Credit Agreement (25%)	$165.5	$175.4		40.01%
EMEA Sales (12.5%)	$649.8	$672.0		16.77%
EMEA FCF/EMEA Sales (12.5%)	12.0%	13.5%	(4)	16.13%
Total financial metrics (taking into account weighting)				143.21%
Leadership discretionary award				6.77%	(6)
Total				149.98%
Adam R. Johnson
Company Adjusted EBITDA, Credit Agreement (25%)	$1,098.2	$1,115.9	(2)	30.37%
Company Sales (12.5%)	$3,154.9	$3,216.1		14.93%
Company FCF/Company Sales (12.5%)	18.1%	19.9%	(3)	18.75%	(5)
Spine and Bone Healing Adjusted EBITDA, Credit Agreement (12.5%)	$49.7	$46.4		5.15%
Spine and Bone Healing Sales (6.25%)	$277.5	$278.2		6.41%
Spine and Bone Healing FCF/Spine and Bone Healing Sales (6.25%)	3.8%	5.9%	(4)	6.25%	(5)
Microfixation Adjusted EBITDA, Credit Agreement (12.5%)	$36.6	$37.4		13.04%
Microfixation Sales (6.25%)	$110.0	$113.0		6.47%
Microfixation FCF/Microfixation Sales (6.25%)	27.4%	27.0%	(4)	6.11%
Total (taking into account weighting)				107.48%

(1)	All dollar targets and actual performance at budget foreign exchange rates except actual Company Adjusted EBITDA, Credit Agreement.

(2)
Includes a reduction of $4.9 million due to foreign currency exchange benefits, a reduction of $2.8 million for remediation special charges incurred in Dental and discretionary increase of $6.0 million for direct to consumer national advertising campaign approved by the Board of Directors.

(3)	Free Cash Flow represents unlevered free cash flow performance defined as cash flow from operations, less capital expenditures, plus cash paid interest.

(4)	Free Cash Flow represents Adjusted EBITDA, Credit Agreement at budget foreign currency rates less capital expenditures at budget foreign currency rates plus or minus the change in working capital.

(5)	Represents discretionary adjustment to reduce payout for FCF based on the Adjusted EBITDA metric performance for Spine and Bone Healing at less than 100% per the plan design.

(6)	Leadership/discretionary award percentages were approved by the Compensation Committee.

The following chart shows the weighting assigned to the various corporate and business unit performance goals discussed above as percentage of base salary for each named executive officer:

	Jeffrey R. Binder		Daniel P. Florin		Renaat Vermeulen Adam R. Johnson		Daniel E. Williamson(1)
Goals	Target	Max	Target	Max	Target	Max	Target	Max
Company Financials	110%	200%	80%	200%	20%	50%	17%	50%
Business Unit Financials	—	—	—	—	60%	150%	50%	150%
TOTAL	110%	200%	80%	200%	80%	200%	67%	200%

(1)	Mr. Williamson had a prorated bonus target of 67% because he was increased from a 60% to an 80% bonus target during fiscal year 2014.
The chart below includes information about the named executive officers’ 2014 fiscal year non-equity incentive plan target and maximum award opportunities and actual payouts (based on total bonus payout percentages), including as a percentage of base salary.

	Non-Equity Incentive Plan Target		Non-Equity Incentive Plan Maximum		Non-Equity Incentive Plan Payout (Paid in July 2014)
	% of Base Salary	Amounts ($)	% of Base Salary	Amounts ($)	% of Base Salary	Amount ($)
Jeffrey R. Binder	110%	$834,336	200%	$1,516,975	185%	$1,400,000
Daniel P. Florin	80%	357,217	200%	893,042	112%	502,211
Daniel E. Williamson	67%	188,095	200%	564,258	106%	298,446
Renaat Vermeulen	80%	312,647	200%	781,617	120%	468,908
Adam R. Johnson	80%	241,729	200%	604,323	86%	259,769
The Compensation Committee and management believe that the metrics for the non-equity incentive plan align well with our objective of relating compensation to company, business unit and individual performance.
Stock Options and Restricted Stock Units. In 2007, the Board of Directors of LVB adopted the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan, or as amended the 2007 LVB Plan, which provides for the grant of non-qualified stock options to purchase shares of common stock of LVB, or the LVB Options, to our and our affiliates’ key employees, directors, service providers and consultants. The Compensation Committee is responsible for administering the 2007 LVB Plan and authorizing the grant of LVB awards pursuant thereto and may amend the 2007 LVB Plan (and any LVB awards) at any time. LVB awards may not be granted under the 2007 LVB Plan on or after November 16, 2017. When the 2007 LVB Plan became effective, there were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB awards to be granted thereunder. Effective December 31, 2010, the 2007 LVB Plan was amended to increase the authorized share pool by 1,000,000 shares. As of May 31, 2014, there were 1,851,173 shares available for issuance under the 2007 LVB Plan.
Generally 75% of the LVB Options granted to employees vest based on continued employment and 25% vest based on the achievement of annual Adjusted EBITDA, Credit Agreement performance criteria established by the Compensation Committee.
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
We do not have a regular program of annual equity grants. The Compensation Committee makes awards to our executive officers in its discretion as it deems necessary or appropriate. While we have historically granted stock options as our equity incentives, the Board of Directors and stockholders of LVB adopted and approved a Restricted Stock Unit Plan effective February 10, 2011, for executives and other key team members, or the Prior RSU Plan. In consultation with management, the Compensation Committee determined that such a plan would provide a valuable retention tool in the context of challenging market conditions and the resulting decrease in value of previously granted stock options, while at the same time continuing to align the interests of management and stockholders. In deciding to expand its equity incentives to include RSUs the Compensation Committee also noted the market trend toward RSUs in light of its need to continue to attract and retain talented people from competitors.
The number of RSUs granted to the Chief Executive Officer in 2011 was determined by the Compensation Committee, which based its determination on the size of the available pool of RSUs and the retention benefit of the award amount. With respect to the other named executive officers and other recipients, the Compensation Committee delegated to the Chief Executive Officer broad latitude to determine the number of RSUs to be granted to such individuals, subject to the final review and approval by the Compensation Committee. The Chief Executive Officer, in consultation with the Senior Vice President—Human Resources, made his determination of the number of RSUs granted to the other named executive officers in 2011 based on the size of the available pool of RSUs and several subjective factors, including level of responsibility, job performance, importance to our future success and retention risk.
On July 2, 2012, LVB launched a tender offer to eligible employees to exchange all of the stock options and RSUs held by such employees for new stock options and RSUs. Following the expiration of the tender offer on July 30, 2012, LVB accepted for exchange eligible options to purchase an aggregate of 29,821,500 shares of common stock of LVB and eligible RSUs underlying an aggregate of 3,665,000 shares of common stock of LVB. In accordance with the terms and conditions of the tender offer, on July 31, 2012, LVB granted 29,821,500 new options and 10,795,000 new RSUs in exchange for the cancellation of such tendered options and RSUs. All of the named executive officers participated in the tender offer and such grants are reflected in the Stock Awards and Option Awards columns of the Summary Compensation Table with respect to fiscal year 2013 and in the Grant of Plan-Based Awards table.
The objective of the tender offer was to provide employees who elected to participate with new options and new RSUs, the terms of which preserve the original incentive effect of our equity incentive programs in light of market and industry-wide economic conditions. The terms of the new stock options differed in respect to the tendered options principally with respect to:

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

•
Performance Vesting Threshold—The new modified performance options will vest over the new vesting period if, as of the end of our most recent fiscal year ending on or prior to such vesting date, Biomet has achieved the Adjusted EBITDA, Credit Agreement target for such fiscal year determined by the Compensation Committee of our Board of Directors on or before the ninetieth (90th) day of such fiscal year and consistent with our business plan. The Adjusted EBITDA, Credit Agreement target for fiscal year 2014 was $1,098.2 million. As the actual Adjusted EBITDA, Credit Agreement was $1,115.9 million, the target was achieved.

Following the expiration of the tender offer, the Board of Directors of LVB adopted and approved the LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan, or the New RSU Plan, and, together with the Prior RSU Plan, the RSU Plans. The new restricted stock units issued pursuant to the tender offer were issued under the New RSU Plan. All of the outstanding restricted stock units issued under the Prior RSU Plan were tendered for exchange pursuant to the tender offer and no restricted stock units issued under the Prior RSU Plan remain outstanding. The aggregate number of shares available for issuance pursuant to the terms of the New RSU Plan is 14,000,000, up to 10,000,000 of which may be time-based restricted stock units and up to 4,000,000 of which may be performance-based restricted stock units. As of May 31, 2014, there were 1,324,375 shares available for issuance under the New RSU Plan, subject to adjustment as described in the New RSU Plan. Under the terms of the New RSU Plan, the Compensation Committee may grant participants RSUs, each of which represents the right to receive one share of common stock, subject to certain vesting restrictions and risk of forfeiture. The restricted stock units vest under certain time-vesting and liquidity event conditions.
The terms of the new RSUs are different from the tendered RSUs with respect to the vesting schedule, performance conditions and settlement. The new RSUs were granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged RSUs, the new RSUs will not vest in full on May 31, 2016 regardless of satisfaction of vesting conditions. This automatic vesting provision was not included in the new RSUs.
New time-based RSUs vested ten percent upon the grant date, as well as on January 1, 2013 and on January 1, 2014, and will vest ten percent on June 1, 2014; ten percent on January 1, 2015; ten percent upon on June 1, 2015; ten percent on January 1, 2016; fifteen percent on June 1, 2016; and fifteen percent on January 1, 2017, subject to participant’s continuous employment with us on the applicable vesting date. Vested time-based RSUs settle upon the earlier of a change of control, certain initial public offerings within six years of the grant date or the termination by reason of death or disability, or certain terminations in connection with a change of control. Participants holding new RSUs also received new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based RSU. Vested management dividend awards are paid by cash distributions promptly following each anniversary of the grant date until the earlier of certain initial public offerings by us or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited.
A percentage of the performance-based new RSUs may vest upon the Principal Stockholders’ sale of all or a portion of their stock in us, subject to the participant’s continued employment though such date. The percentage of performance-based RSUs that will be eligible to vest and settle upon a sale is equal to the percentage of the Majority Stockholders (as defined in the New RSU Plan) initial interest which is sold in each transaction (the “eligible percentage”). Further, in each sale or offering, fifty percent of the eligible percentage of performance RSUs vest if the Principal Stockholders receive an individual MoM (as defined below) and cumulative MoM (as defined below) of at least 1.10 (the “1.10 MoM RSUs”), and fifty percent vest if the Majority Stockholders receive an individual MoM and cumulative MoM of at least 1.25 (the “1.25 MoMRSUs”). The individual MoM test is satisfied if the MoM thresholds are met based on the Majority Stockholders’ interest sold in the current transaction. The cumulative MoM test is satisfied if the MoM thresholds are met based on the Majority Stockholders’ aggregate interest sold to date. If either the individual MoM test or cumulative MoM test fails, no performance-based RSUs will vest for that particular sale or offering. However, any performance-based RSUs that did not vest in a prior sale are eligible to vest if both the individual and cumulative MoM tests are met on a subsequent sale. In addition and separate from the individual and cumulative MoM tests, unvested 1.10 MoM RSUs will become fully vested once the Majority Stockholders have received cash proceeds equal to 1.10 times its total cost basis and unvested 1.25 MoM RSUs will become fully vested once the Majority Stockholders have received 1.25 times its total cost basis. Following the fifth year from the date of grant of the new performance-based RSUs, any performance-based RSUs that remain unvested will also vest if (i) we are publicly traded and (ii) certain stock price targets are met. Any unvested 1.10 MoM RSUs will vest if our stock price reaches — and maintains for 30 consecutive days — a level which would value the Majority Stockholders’ total interest (based on the Majority Stockholders’ realized proceeds to date plus their unrealized stake valued at our stock price on such date) over the Majority Stockholders’ initial investment at a level of at least 1.10 and any unvested 1.25 MoM RSUs will vest if the stock price achieves such a level which would value the Majority Stockholders’ total interest over the Majority Stockholders’ initial investment at a level of at least 1.25.
The New RSU Plan defines “cumulative MoM” as equal to the quotient of (i) all cash received directly or indirectly by the Majority Stockholders in connection with all liquidity events to date, including all cash dividends and other distributions directly or indirectly to the Majority Stockholders in respect of the initial majority stockholder shares on or prior to the date on which the liquidity event occurs, divided by (ii) the product of (1) the aggregate purchase price paid by the Majority Stockholders for the initial majority stockholder shares and (2) a fraction, the numerator of which is the number of initial Majority Stockholders’ shares disposed of in all such liquidity events to date and the denominator of which is the number of the initial Majority Stockholders’ shares; provided that to the extent any such liquidity event does not result in the sale, transfer or other disposition of initial Majority Stockholders’ shares, such fraction shall be equitably adjusted by the Board as appropriate to reflect the conversion of equity value into cash in connection with such cash dividend or other distribution of cash.
In addition, the New RSU Plan defines “individual MoM” as equal to the quotient of (i) all cash received directly or indirectly by the Majority Stockholders in connection with the liquidity event, divided by (ii) the product of (1) the aggregate purchase price paid by the Majority Stockholder for the initial Majority Stockholders’ shares and (2) a fraction, the numerator of which is the number of initial Majority Stockholders’ shares disposed of in such liquidity event and the denominator of which is the number of the initial Majority Stockholders’ shares; provided that to the extent any such liquidity event does not result in the sale, transfer or other disposition of initial Majority Stockholders’ Shares, such fraction shall be equitably adjusted by the Board as appropriate to reflect the conversion of equity value into cash in connection with such cash dividend or other distribution of cash.
Upon termination of a participant’s employment, the New RSU Plan provides that any unvested RSUs will be forfeited. In addition, following the termination of employment with us, all new RSUs, whether vested or unvested, will be forfeited if such employee provides services to any of our competitors.
On March 27, 2013, the Compensation Committee of LVB adopted and approved an amendment to the New RSU Plan, which permits certain participants in the New Plan, including the named executive officers, to be eligible to elect to receive a cash award with respect to certain of their vested time-based RSUs subject to certain additional performance conditions. Mr. Vermeulen elected to participate in the program in fiscal year 2013, electing to forfeit 18,000 time-based restricted stock units in return for a cash payment of $141,750, based on the fair market value of LVB’s common stock on the first day of the election period, payable in three installments: 40% immediate and 40% and 20% on each of the first and second anniversary subject to continued employment through the payment date (other than in the event of a termination by us without cause).
Retirement Plans. During the 2014 fiscal year our executive officers in the United States were eligible to participate in our 401(k) plan, or the “401(k) Plan”. Each year we, in our sole discretion, may match 100% of each team member’s contributions, up to a maximum amount equal to 6% of the team member’s annual cash compensation. All contributions to the 401(k) Plan are allocated to accounts maintained on behalf of each participating team member and, to the extent vested, are available for distribution to the team member or beneficiary upon retirement, death, disability or termination of service.
During the 2014 fiscal year our European executive officers in certain countries were eligible to participate in its defined contribution plan. Each year we contribute a percentage of employees’ pensionable salaries based on their age at January 1st.
We do not sponsor or maintain any pension plans applicable to our U.S. based named executive officers.
Deferred Compensation. We maintain the Biomet Deferred Compensation Plan, or Deferred Compensation Plan, a non-qualified deferred compensation plan, which is available for our senior management. The Deferred Compensation Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist senior management in their planning for retirement and other long-term savings goals in a tax effective manner. We have not historically made any contributions to the Deferred Compensation Plan; however, we reserve the right to make discretionary allocations to accounts at times and in amounts designated by us. Under the Deferred Compensation Plan, eligible participants may defer up to 100% of their base salary and annual cash incentive award. Participants receive scheduled distributions from the Deferred Compensation Plan, which are treated as ordinary income subject to federal and state income taxation at the time of distribution. Except in circumstances of hardship, unscheduled withdrawals are not permitted. Amounts contributed to the Deferred Compensation Plan are at the participant’s election and are treated as “deemed investments,” which means that the participants have no ownership interest in the investment alternative selected. The participants’ deferrals and any notional investment gains thereon are reflected on our financial statements and are part of our unsecured general assets. The Deferred Compensation Plan is an unfunded “future promise to pay” by us. Neither Biomet nor the Deferred Compensation Plan record keeper provides any guarantee of investment return. We do not pay above-market interest rates on deferred amounts of compensation. None of our named executive officers participates in the current Deferred Compensation Plan.
Perquisites. We believe that our approach to perquisites has historically been, and continues to be, generally comparable to other companies in our “informal peer group.” Our “informal peer group” includes our Principal Stockholders’ respective portfolio companies of similar size and other companies in the orthopedics industry, including Zimmer Holdings, Inc., Stryker Corp. and Medtronic, Inc. We use this group as an anecdotal tool and not for purposes of quantitative benchmarking. Our President and Chief Executive Officer and other named executive officers generally have been permitted, when practical and consistent with historical practice, to use the company aircraft for business and personal travel for security reasons. On a case by case basis, we have historically reimbursed certain executives for social club dues, offered to provide a travel allowance in connection with Biomet related travel, and offered to provide relocation assistance to certain members of our senior management team who relocate their principal residence at our request. For example, we have historically, at times, provided reimbursement of moving expenses and protection against a loss on the sale of the executive’s home.
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

Policy with Respect to Deductibility of Compensation over $1 Million. Section 162(m) of the Code generally limits to $1.0 million the tax deductibility of annual compensation paid by publicly held corporations (as defined in the Code) to certain executives. However, performance based compensation can be excluded from this limit if it meets certain requirements. Prior to the 2007 Acquisition, Biomet’s Compensation Committee’s policy was historically to consider the impact of Section 162(m) in establishing compensation for our senior executives. However, the committee historically retained the discretion to establish compensation, even if such compensation was not deductible under Section 162(m), if, in the committee’s judgment, such compensation was in our best interest and was reasonably expected to increase shareholder value. Following the 2007 Acquisition and through the 2012 fiscal year, because we were not a publicly held corporation (as defined in the Code) with publicly held equity, the restrictions of Section 162(m) have not applied to us. During fiscal year 2012, LVB filed a registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934 because there were more than 500 holders of stock options representing the right to acquire shares of LVB common stock, par value $0.01 per share, as of the end of LVB’s fiscal year ended May 31, 2011, which means that LVB is now a publicly held corporation for purposes of Section 162(m) of the Code. The Compensation Committee will therefore consider the impact of Section 162(m) of the Internal Revenue Code in the design of its compensation strategies going forward. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if we believe such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives’ interests with those of our stakeholders. Other than with respect to the grandfather period for existing performance based compensation arrangements, until such time as the Compensation Committee or a designated subcommittee is comprised of a majority of outside directors (as defined in the Code), we will not be able to qualify for the exclusions of performance based compensation from the $1 million limit.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee
Chinh E. Chu
Jonathan J. Coslet
Adrian Jones
Michael Michelson
Executive Compensation Tables
Summary Compensation Table
The following narrative, tables and footnotes describe the “total compensation” earned during the 2012, 2013 and 2014 fiscal years (as applicable) by our named executive officers. The total compensation presented below does not reflect the actual compensation received by our named executive officers or the target compensation of our named executive officers during the 2012, 2013 and 2014 fiscal years.
The individual components of the total compensation calculation reflected in the Summary Compensation Table with respect to fiscal 2014 are broken out below:
Salary. Base salary earned during the 2014 fiscal year. Refer to “—The Elements of Biomet’s Compensation Program—Base Salary” above for further information concerning this element of our compensation program.

Bonus. The Compensation Committee may also award an additional bonus amount, a leadership/discretionary award, at its discretion under the annual bonus plan. Mr. Binder, Mr. Williamson and Mr. Vermeulen received a leadership/discretionary award for fiscal year 2014.
Equity-Based Awards. The awards disclosed under the heading “Stock Awards” consist of RSUs granted under the RSU Plans and the awards disclosed under the heading “Option Awards” consist of grants of stock options awarded under the 2007 LVB Plan. For further information about our equity-based award programs, refer to “—The Elements of Biomet’s Compensation Program—Stock Options and Restricted Stock Units” above. In addition, details about equity-based awards made during the 2014 fiscal year are included in the Grants of Plan-Based Awards Table below. The dollar amounts for the awards in the Summary Compensation Table below reflect the grant date fair value of award grants made in the fiscal year, measured in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) utilizing the assumptions discussed in Note 12, Share-based Compensation and Stock Plans, to our audited consolidated financial statements for each of the three years in the period ended May 31, 2014 contained elsewhere in this annual report. The increase in the value of equity awards in fiscal year 2013 was related to the modification described above. The recognized compensation expense of the equity-based awards for financial reporting purposes will likely vary from the actual amount ultimately realized by the named executive officer based on a number of factors. The factors include our actual operating performance, common share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.
Non-equity Incentive Plan Compensation. Our named executive officers earned annual cash incentive awards for the 2014 fiscal year. Refer to “—The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan” above for further information concerning this element of our compensation program.
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
Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(2) ($)	Total ($)
Jeffrey R. Binder	2014	$758,488	$227,006	$—	$—	$1,172,994	$761,557	$2,920,045
President and Chief Executive Officer	2013	763,974	—	13,564,000	4,441,500	1,000,000	845,616	20,615,090
	2012	717,036	—	—	—	687,982	689,205	2,094,223
Daniel P. Florin	2014	446,521	—	—	—	502,211	87,688	1,036,420
Senior Vice President and Chief Financial Officer	2013	449,751	—	2,702,200	793,763	413,366	87,051	4,446,131
	2012	422,118	—	—	—	337,695	65,876	825,689
Daniel E. Williamson
Senior Vice President and President, Global Reconstructive Joints	2014	282,129	49,729	581,000	316,250	248,717	50,565	1,528,390
Renaat Vermeulen
Senior Vice President and President, EMEA	2014	390,809	21,135	—	—	447,773	214,717	1,074,434
Adam R. Johnson	2014	302,162	—	—	—	259,769	332,310	894,241
Senior Vice President; Group President, Spine, Microfixation and Bone Healing	2013	300,173	—	2,186,800	480,063	259,297	216,934	3,443,267

(1)
For each named executive officer listed in the Summary Compensation Table above, the amounts included in the Stock Awards and Option Awards columns reflect the grant date fair value, as calculated in accordance with FASB ASC Topic 718, of grants made in the applicable fiscal year.

(2)
The table below presents an itemized account of “All Other Compensation” provided during the 2012, 2013 and 2014 fiscal years (as applicable). For each named executive officer listed below, the sum of the amounts listed in the columns in the table below reflects the total value included under the “All Other Compensation” heading in the table above.

	Year	Life Insurance Premiums ($)	Retirement Plan Contributions ($)(a)	Travel Allowance ($)(b)	Personal Use of Company Aircraft ($)(c)	Other ($)		Total ($)
Jeffrey R. Binder	2014	$288	$15,600	$13,000	$450,669	$282,000	(d)	$761,557
	2013	288	15,300	13,500	534,528	282,000	(d)	845,616
	2012	176	13,200	13,000	474,829	188,000	(d)	689,205
Daniel P. Florin	2014	288	14,600	13,000	2,800	57,000	(d)	87,688
	2013	288	16,263	13,500	—	57,000	(d)	87,051
	2012	176	14,700	13,000	—	38,000	(e)	65,876
Daniel E. Williamson	2014	288	15,527	13,000	—	21,750	(d)	50,565
Renaat Vermeulen	2014	—	95,464	26,553	—	92,700	(d)(g)	214,717
Adam R. Johnson	2014	288	15,245	13,000	—	303,777	(d)(f)	332,310
	2013	288	12,590	13,500	—	190,556	(d)(f)	216,934

(a)	Represents the employer 401k contribution for Messrs. Binder, Florin, Williamson and Johnson and the employer contribution into the defined contribution plan for Mr. Vermeulen.

(b)	Represents the cost to us of providing a car allowance to Messrs. Binder, Florin, Williamson and Johnson and the cost each year for the lease car provided to Mr. Vermeulen.

(c)
Represents our incremental costs incurred for personal use of our aircraft. This amount is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time used for an empty return flight. Variable operating costs are based on industry standard rates of our variable operating costs, including fuel and oil costs, maintenance and repairs, landing/ramp fees and other miscellaneous variable costs. On certain occasions, a spouse or other family member may accompany one of our named executive officers on a flight. No additional operating cost is incurred in such situations under the foregoing methodology. We do not pay our named executive officers any amounts in connection with taxes on income imputed to them for personal use of our aircraft. Pursuant to the employment agreement between us and Mr. Binder, dated June 11, 2008, as amended and restated on January 14, 2013, we agreed to arrange, at our expense, for Mr. Binder to fly once per week to and from Mr. Binder’s Texas home and our headquarters or such other location as may be reasonably specified by us during the term of the employment agreement. We will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight exceeds the amount that would have been imputed to Mr. Binder if he had used our aircraft, we will provide to Mr. Binder a “gross up” for taxes incurred on the amount of such excess. No gross ups were paid for the periods presented. Our incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve-month period. For the purposes of applying this limitation, our incremental cost for commercial flights shall be the cost of Mr. Binder’s tickets, and for flights on Biomet-operated aircraft shall be the incremental per-hour cost associated with Mr. Binder’s flights and other incremental costs related to such flights, such as landing fees, transportation and housing costs of aircrew and other similar costs. The amount that appears under the Personal Use of Company Aircraft heading reflects the amount of this rolling twelve-month allowance that Mr. Binder used during fiscal 2014, 2013 and 2012.

(d)	We paid an RSU management dividend award pursuant to the New RSU Plan grant agreement.

(e)	We paid a special bonus amount to our employees who were allocated RSUs under LVB’s 2012 Restricted Stock Unit Plan to ameliorate the consequences of the delayed rollout of the Plan.

(f)	Mr. Johnson received a living allowance each pay period related to his promotion to during fiscal year 2013. The allowance totaled $267,777 in fiscal year 2014 and $154,556 in fiscal year 2013.

(g)	Mr. Vermeulen received $56,700 for electing to forfeit RSUs in fiscal year 2014.
Grants of Plan-Based Awards in Fiscal 2013 Table
During the 2014 fiscal year, we granted cash incentive awards to our named executive officers under our non- equity incentive plan. Information with respect to each of these payments is set forth in the table below. For additional discussion of our non-equity incentive plan, refer to “—The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.” During the 2014 fiscal year, we granted equity-based awards to one of our named executive officers, Mr. Williamson. Information with respect to these awards is set forth in the table below.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(1)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant-Date Fair Value of Stock and Option Awards ($)
Jeffrey R. Binder		$—	$834,336	$1,516,975	—	—	—	—	—	$—	$—
Daniel P. Florin		—	357,217	893,042	—	—	—	—	—	—	—
Daniel E. Williamson	April 1, 2014	—	225,703	564,258	—	31,250	—	—	—	8.30	56,875
	April 1, 2014	—	—	—	—	—	—	—	93,750	8.30	170,625
	April 1, 2014	—	—	—	—	35,000	—	—	—	—	290,500
	April 1, 2014	—	—	—	—	—	—	35,000	—	—	290,500
Renaat Vermeulen		—	312,647	781,617	—	—	—	—	—	—	—
Adam R. Johnson		—	241,729	604,323	—	—	—	—	—	—	—

(1)	A supplemental grant was made in connection with Mr. Williamson’s promotion during fiscal year 2014. Represents performance-based options and RSUs.

(2)	A supplemental grant was made in connection with Mr. Williamson’s promotion during fiscal year 2014. Represents time-based options and RSUs.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2014 Table

For further information on our awards and their material terms, refer to “Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program” and “—Employment Agreements and Potential Post-Termination Payments.”
Outstanding Equity Awards at Fiscal Year-End Table
The following table shows the equity awards granted to our named executive officers, which are comprised of stock option awards under the 2007 LVB Plan (vested and unvested) and RSUs under the New RSU Plan (vested and unvested) that were outstanding as of the end of the 2014 fiscal year.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)(4)	Option Expiration Date(5)	Number of Shares or Units of Stock That Have Not Vested (#)(7)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(7)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey R. Binder	3,045,000	105,000	—	$7.88	October 5, 2019	1,880,000	$17,766,000	920,000	$8,694,000
	735,000	—	315,000	7.88	October 5, 2019	—	—	—	—
Daniel P. Florin	482,125	16,625	—	7.88	October 5, 2019	380,000	3,591,000	185,000	1,748,250
	116,375	—	49,875	7.88	October 5, 2019	—	—	—	—
	51,000	12,750	—	7.88	October 5, 2019	—	—	—	—
	8,500	—	12,750	7.88	October 5, 2019	—	—	—	—
Daniel E. Williamson	217,500	7,500	—	7.88	October 5, 2019	145,000	1,370,250	60,000	567,000
	52,500	—	22,500	7.88	October 5, 2019	—	—	—	—
	—	93,750	—	8.30	April 1, 2024	35,000	330,750	35,000	330,750
	—	—	31,250	8.30	April 1, 2024	—	—	—	—
Renaat Vermeulen	300,000	—	—	7.88	October 5, 2019	240,000	2,268,000	120,000	1,134,000
	60,000	—	40,000	7.88	October 5, 2019	—	—	—	—
Adam R. Johnson	126,875	4,375	—	7.88	October 5, 2019	240,000	2,268,000	120,000	1,134,000
	30,625	—	13,125	7.88	October 5, 2019	—	—	—	—
	18,750	75,000	—	7.88	August 27, 2022	—	—	—	—
	6,250	—	25,000	7.88	August 27, 2022	—	—	—	—

(1)
On an award-by-award basis, reflects the number of common shares underlying unexercised options that are exercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.”

(2)
On an award-by-award basis, reflects the number of common shares underlying unexercised options that are unexercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.” The vesting schedules of the outstanding unvested options are listed below:

•
With respect to Mr. Binder, represents the outstanding unvested portion of the time-based option granted on July 31, 2012. The unvested portion is scheduled to vest in increments of 52,500 common shares on July 11, 2014 and 2015.

•
With respect to Mr. Florin, represents the outstanding unvested portion of the time-based option granted on July 31, 2012. The unvested portion is scheduled to vest in increments of 8,313 common shares on July 11, 2014 and 2015 and 12,750 common shares on October 1, 2014.

•
With respect to Mr. Williamson, represents the outstanding unvested portion of the time-based option granted on July 31, 2012 and April 1, 2014. The unvested portion is scheduled to vest in increments of 3,750 common shares on July 11, 2014 and 2015 and 18,750 common shares on April 1 in each of the years 2015, 2016, 2017, 2018 and 2019.

•	With respect to Mr. Vermeulen, all time-based options are vested.

•
With respect to Mr. Johnson, represents the outstanding unvested portion of the time-based option granted on July 31, 2012 and August 27, 2012. The unvested portion is scheduled to vest in increments of 2,188 common shares on July 11, 2014 and 2015 and 18,750 common shares on August 1 in each of 2014, 2015, 2016 and 2017.

(3)
Represents, on an award-by-award basis, the total number of common shares underlying unexercised options awarded under any equity incentive plan that have not been earned. Performance awards vest based on our achievement of Adjusted EBITDA, Credit Agreement targets established by the Compensation Committee. The performance criteria for options vesting based on the fiscal 2011 and 2012 results did not meet the target and did not vest.

•
With respect to Mr. Binder, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012. The unvested portion is eligible to vest in increments of 157,500 common shares on July 11 in each of 2014 and 2015.

•
With respect to Mr. Florin, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012. The unvested portion is eligible to vest in increments of 24,936 common shares on July 11, 2014 and 2015, and 4,250 common shares on October 1 in each of 2014, 2015 and 2016.

•
With respect to Mr. Williamson, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012 and April 1, 2014. The unvested portion is eligible to vest in increments of 11,250 common shares on July 11, 2014 and 2015 and 6,250 common shares on July 1 in each of the years 2015, 2016, 2017, 2018 and 2019.

•
With respect to Mr. Vermeulen, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012. The unvested portion is eligible to vest in increments of 20,000 common shares on July 11 in each of 2014 and 2015.

•
With respect to Mr. Johnson, represents the outstanding unvested portion of the performance-based option granted on July 31, 2012 and August 27, 2012. The unvested portion is eligible to vest in increments of 6,563 common shares on July 11 in each of 2014 and 2015 and 6,250 common shares on August 1 in each of 2014, 2015, 2016 and 2017.

(4)
The exercise price, as it was recorded in the applicable stock option award agreement at the time of grant, for each option reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.”

(5)
Represents the tenth year anniversary for each option award reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.” For information on the vesting schedule of unvested portions of outstanding option awards, see footnote (2), and footnote (3), above.

(6)
The market value of shares or units of stock that have not vested is calculated by multiplying the number of shares or units of stock that have not vested by $9.45, which was the fair value of each common share underlying each option or stock unit.

(7)	The time and performance based RSUs also have a liquidity event condition that must be met for the RSUs to be fully vested.

Option Exercises and Stock Vested Table
During the 2014 fiscal year, no stock options were exercised by, and no stock awards vested to, the named executive officers.
Non-Qualified Deferred Compensation
Deferred Compensation
Our frozen Deferred Compensation Plan is a non-qualified deferred compensation plan, which was available to members of our senior management. The plan was frozen on December 31, 2010. The plan allowed eligible participants to defer pre-tax compensation to reduce current tax liability and assisted senior management in their plan for retirement and other long-term savings goals in a tax-effective manner. Under this plan, eligible participants deferred up to 100% of their base salary and annual cash incentive payments, as well as board fees for non-employee directors, as applicable. We did not make any contributions to the plan.
Our current Deferred Compensation Plan is a non-qualified deferred compensation plan, which is available to members of our senior management. This plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assists those team members in their plan for retirement and other long-term savings goals in a tax-effective manner. Under the plan, eligible participants can defer up to 100% of their base salary and annual cash incentive payments, as well as board fees for non-employee directors, as applicable. We did not make any contributions to the plan.

Name	Executive Contributions in Last FY($)(1)	Registrant Contributions in Last FY($)	Aggregate Earnings in Last FY($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE($)
Jeffrey R. Binder	$—	$—	$103,756	$—	$653,471	(1)
Daniel P. Florin	—	—	—	—	—
Daniel E. Williamson	—	—	—	—	—
Renaat Vermeulen	—	—	—	—	—
Adam R. Johnson	—	—	—	—	—

(1)	Represents an investment in the frozen Deferred Compensation Plan.
Employment Agreements and Potential Post-Termination Payments
We have employment agreements with each of Messrs. Binder, Florin, Williamson, Vermeulen and Johnson. These agreements contain severance and change in control provisions.
Employment Agreement with Jeffrey R. Binder
On January 14, 2013, we entered into an amended and restated employment agreement with Mr. Binder (the “Employment Agreement”), pursuant to which he will continue to serve as our President and Chief Executive Officer and will continue to be appointed to our Board of Directors and its Executive Committee. The Employment Agreement supersedes the original employment agreement entered into between Mr. Binder and us dated as of June 11, 2008. The Employment Agreement has an initial three-year term commencing on January 14, 2013 and provides for automatic 12-month extensions on each anniversary of such commencement date, unless either we give or Mr. Binder gives prior notice of termination. Mr. Binder is entitled to certain severance benefits following certain terminations of employment as set forth in “Severance Benefits” below.

Mr. Binder’s Restricted Stock Unit Grant Agreement
On January 14, 2013, we entered into an amended and restated restricted stock unit grant agreement with Mr. Binder, or the RSU Agreement. The RSU Agreement supersedes the original restricted stock grant agreement entered into between Mr. Binder and us dated as of July 31, 2012, or the Original RSU Agreement. In addition to the terms of the Original RSU Agreement, the RSU Agreement provides that if Mr. Binder is terminated by us for any reason other than for cause (as defined in the RSU Agreement), death or disability (as defined in the RSU Agreement), or if Mr. Binder terminates his employment for good reason (as defined in the Employment Agreement) prior to January 1, 2015, any unvested Time-Based RSUs that would have vested had Mr. Binder remained employed through January 1, 2015 will satisfy the time-based vesting condition as of the date of his termination.
The RSU Agreement also provides for payment with respect to Mr. Binder’s Management Dividend Awards upon certain terminations. The terminations to which such benefits apply are (a) for periods prior to January 1, 2015, if Mr. Binder’s employment is terminated in any year by us other than for cause, death or disability or by him for good reason and (b) for periods on or after January 1, 2015 and prior to July 31, 2017, if Mr. Binder’s employment is terminated in any year by us without cause or by him for any reason (each an “eligible termination”). In the case of an eligible termination prior to the Management Dividend Award Date in the year of termination, Mr. Binder will be entitled to receive a Management Dividend Award Payment Amount (paid at the same time Management Dividend Award payments are made to other employees for such year) with respect to a number of Management Dividend Awards equal to the number of time-based RSUs vested and outstanding as of his termination date, regardless of whether he was employed on the Management Dividend Award vesting date(s) or on the Management Dividend Award Payment Date for such year. Mr. Binder would have no entitlement to any Management Dividend Award payment paid in respect of any year subsequent to the year in which his employment terminates.
The RSU Agreement requires that in connection with certain increases and decreases in the numbers of our issued and outstanding shares of common stock, the Board of Directors will make adjustments to Mr. Binder’s RSU Agreement that the Board of Directors deems appropriate to prevent the enlargement or dilution of rights with respect to the number of shares of common stock available for grant under the 2012 Restricted Stock Unit Plan and the number of shares of common stock subject to RSU grant agreements. The RSU Agreement also requires that any adjustment made in connection with a cash dividend or distribution will be made in the same manner as the adjustment made to all or substantially all RSUs with substantially the same terms and conditions as Mr. Binder’s RSUs.
Mr. Binder’s Stock Option Grant Agreement
On January 14, 2013, we entered into an amended and restated stock option grant agreement with Mr. Binder, or the Option Agreement. The Option Agreement supersedes the original stock option grant agreement entered into between us and Mr. Binder dated as of July 31, 2012, or the Original Option Agreement.
In addition to the terms of the Original Option Agreement, the Option Agreement provides that if Mr. Binder is terminated by us for any reason other than for cause (as defined in the Option Agreement), death or disability (as defined in the Option Agreement), or if Mr. Binder terminates his employment for good reason (as defined in the Employment Agreement) prior to January 1, 2015, any unvested Replacement Extended Time Vesting Options that would have vested had Mr. Binder remained employed through January 1, 2015 will vest on the date of his termination. Mr. Binder is also entitled to full option vesting in the case of certain terminations following a change in control as discussed in “Termination Within Two Years After a Change in Control by Biomet Other than For Cause, Death or Disability or by Executive for Good Reason.” The Option Agreement also provides that if Mr. Binder terminated his employment without good reason (and his employment could not be terminated by us for Cause at such time), he will retain exercise rights on vested stock options until their expiration date as follows: continuously employed through January 1, 2014, retains 70% of vested options; continuously employed through July 1, 2014, retains 85% of vested options; and continuously employed through January 1, 2015, retains 100% of vested options. If we terminate Mr. Binder’s employment other than for cause, death or disability, or Mr. Binder terminates for good reason, he will retain 100% of the vested options until their expiration date. The Option Agreement provides that if we modify or offer to employees to modify the expiration date of options granted to employees on substantially the same terms and conditions as applies to Mr. Binder’s option, the expiration date of Mr. Binder’s option will also be modified or eligible for modification.
Employment Agreement with Daniel P. Florin
On February 28, 2008, we entered into an employment agreement with Mr. Florin, our Senior Vice President and Chief Financial Officer. Mr. Florin’s agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Florin will receive a base salary at a rate no less than $395,850 per year which shall be increased at our discretion. Mr. Florin will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “—The Elements of Biomet’s Compensation Program—Non- equity Incentive Plan.”
The amended agreement further provides that Mr. Florin could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreements) or within two years following a change in control. See “—Severance Benefits” below.
Employment Agreement with Daniel E. Williamson
On April 1, 2014, we entered into an employment agreement with Mr. Williamson, our President, Global Reconstructive Joints. Mr. Williamson’s agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Williamson will receive a base salary at a rate no less than $310,000 per year which shall be increased at our discretion. Mr. Williamson will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “—The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”
The amended agreement further provides that Mr. Williamson could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreements) or within two years following a change in control. See “—Severance Benefits” below.

Employment Agreement with Renaat Vermeulen

On March 1, 2007, our subsidiary Biomet Europe B.V. entered into an employment agreement, which agreement was amended effective July 12, 2010 with Mr. Vermeulen, our Senior Vice President; President of Biomet Europe, Middle East and Africa. The agreement has an indefinite term. Mr. Vermeulen will receive a base salary at a rate no less than €250,000 per year, which shall be increased at our discretion. Mr. Vermeulen will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.” On August 30, 2010, Biomet, Inc. entered into an employment agreement with Mr. Vermeulen with respect to his duties as a Senior Vice President of Biomet, Inc. The agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination.
The amended agreement further provides that Mr. Vermeulen could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreements) or within two years following a change in control. See “—Severance Benefits” below.
Employment Agreement with Adam R. Johnson
On December 1, 2012, we entered into an employment agreement with Mr. Johnson, our Senior Vice President, President of EBI, LLC and Biomet Microfixation, LLC. Mr. Johnson’s agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Johnson will receive a base salary at a rate no less than $290,000 per year which shall be increased at our discretion. Mr. Johnson will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “—The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”
The amended agreement further provides that Mr. Johnson could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreements) or within two years following a change in control. See “—Severance Benefits” below.

Severance Benefits
Each of our employment agreements with Messrs. Binder, Florin, Williamson, Vermeulen and Johnson contains provisions which entitle the executive to certain severance benefits following termination of employment prior to a change in control or within two years following a change in control. Each of our employment agreements with our executive officers was amended on April 24, 2014, to provide for a specific calculation of bonus-related termination payments.
A “change in control” is generally defined in our employment agreements and equity plans as either (i) the sale of all or substantially all of our assets other than to a sponsor; (ii) the liquidation or dissolution of us; (iii) the acquisition by a single purchaser or group of purchasers acting together (other than the Principal Stockholders) of common stock representing 40% or more of the aggregate outstanding voting power of Biomet or us; (iv) the incumbent members of the Board of Directors cease to constitute at least a majority of the Board over a two-year period and such replacement directors have not been approved by at least a majority of the Board or were not nominated by the Principal Stockholders; or (v) a significant merger, recapitalization or business combination.
The following summary provides a description of the severance arrangements contained in our employment agreements with Messrs. Binder, Florin, Williamson, Vermeulen and Johnson, as amended. Other than with respect to Mr. Binder as described in “Termination Within Two Years Following a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason,” the following summary does not discuss the executives’ rights with respect to any equity related awards, as such awards are governed by the applicable terms of the related plan or award agreement.
Termination Prior to a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason (or, in the case of Mr. Binder, without Good Reason on or after January 1, 2015)
With respect to Mr. Binder, in the event of a termination of his employment prior to a change in control either (1) by us for any reason other than for “cause” (which generally includes the executive’s failure to substantially perform the executive’s duties, willful misconduct or gross negligence, willful or grossly negligent breach of the executive’s fiduciary duties to Biomet, commission of any felony or other serious crime involving moral turpitude, material breach of any agreement between the executive and Biomet or material breach of our written policies), death or disability, (2) by Mr. Binder for “good reason” (which includes any material diminution in duties and responsibilities, reduction in base salary or bonus opportunity, relocation of primary work location by more than 50 miles or the appointment of a successor Chief Executive Officer) or (3) by Mr. Binder without “good reason” on or after January 1, 2015, our employment agreement with Mr. Binder provides that he would be entitled to the following:

•
An amount equal to (a) 2 times Mr. Binder’s base salary in effect at the date of termination, or the Base Component, plus, (b) 2 times the amount equal to the average of (x) the actual annual incentive bonus earned by Mr. Binder with respect to the 2014 fiscal year and (y) his target annual incentive bonus under the annual plan for the Company’s fiscal year that contains the date of termination if his employment had not been terminated, or the Bonus Component, and together with the Base Component, the Severance Benefit. The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement;

•
An amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current fiscal year. The total amount of the pro-rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

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

•
Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to Mr. Binder under our then applicable benefit plans, and any amounts owing to him for reimbursement of expenses properly incurred by him; and

•	Continued payment of Mr. Binder’s company-provided car allowance, if any, for a period of 12 months from the termination date.
With respect to Messrs. Florin, Williamson, Vermeulen and Johnson, in the event of a termination of the executive’s employment prior to a change in control either (1) by us for any reason other than for “cause” death or disability, or (2) by executive for “good reason” (which generally includes any material diminution in duties and responsibilities (but does not include, a change in duties and responsibilities that results from becoming a part of a larger organization following a change in control), reduction in base salary or bonus opportunity or relocation of primary work location by more than 50 miles), our employment agreements with Messrs. Florin, Williamson, Vermeulen and Johnson, provide that such executive would be entitled to the following:

•
An amount equal to 1.5 times the executive’s base salary in effect at the date of termination, or the Severance Benefit. The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement;

•
An amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current fiscal year. The total amount of the pro-rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

•
If the executive is eligible for and elects continuation of coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse the executive for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; and

•
Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to the executive under our then applicable benefit plans, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

Termination Within Two Years After a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason
With respect to Mr. Binder, in the event of a termination of Mr. Binder’s employment within two years after a change in control either (1) by us for any reason other than for cause, death or disability, (2) by Mr. Binder for good reason, or (3) by Mr. Binder without good reason on or after January 1, 2015, he would be entitled to the following:

•
An amount equal to (a) two times Mr. Binder’s base salary in effect at the date of termination plus (b) two times the annual cash incentive award he would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year, or collectively, the Change-in-Control Severance Benefit. Notwithstanding the foregoing, in the event that the date of termination occurs within two years following the “Closing” (as defined in the Merger Agreement), prong (b) in the preceding sentence shall be calculated as: two times the amount equal to the average of (x) the actual annual incentive bonus earned by Mr. Binder with respect to the 2014 fiscal year and (y) the Executive’s target annual incentive bonus under the annual incentive plan for the Company’s fiscal year in which the Closing occurs. The total amount of the Change-in-Control Severance Benefit will be paid in a lump sum as soon as administratively practicable following the termination of the executive’s employment to the extent that the change in control qualifies as a change in the ownership or effective control of Biomet or a change in the ownership of a substantial portion of the assets of Biomet within the meaning of U.S. Treasury Department Regulation Section 1.409A-3(i)(5) and in all other circumstances, will be paid in equal, ratable installments in accordance with Biomet’s regular payroll policies over 18 months;

•
An amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive’s employment is terminated) of Mr. Binder’s target annual incentive bonus under the annual plan for the fiscal year that contains the date of termination. The total amount of the pro-rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

•
If Mr. Binder is eligible for and elects continuation of coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse him for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, Mr. Binder agrees not to engage in certain activities in competition with us or (b) the date he becomes eligible for coverage under another group plan;

•
Any “accrued benefits” (as defined in Mr. Binder’s Employment Agreement), which generally include any vested compensation deferred by Mr. Binder and not yet paid by us, any amounts or benefits owing to him under our then applicable benefit plans, and any amounts owing to him for reimbursement of expenses properly incurred by him;

•	Continued payment of Mr. Binder’s company-provided car allowance, if any, for a period of 12 months from the termination date; and

•	Immediate vesting of any unvested options held by Mr. Binder as of the date his employment is terminated.
Furthermore, in the event that any payments made to Mr. Binder in connection with a termination of employment would be subject to excise taxes under the Code, subject to certain conditions, Biomet will “gross up” his compensation to fully offset such excise taxes.
With respect to Messrs. Florin, Williamson, Vermeulen and Johnson, in the event of a termination of the executive’s employment within two years after a change in control either (1) by us for any reason other than for cause, executive’s death or executive’s disability, or (2) by executive for good reason, such executive would be entitled to the following:

•
An amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the average of (x) the annual cash incentive award earned by executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year, or collectively, the Change-in-Control Severance Benefit. Notwithstanding the foregoing, in the event that the date of termination occurs within two years following the “Closing” (as defined in the Merger Agreement), prong (b) in the preceding sentence shall be calculated as: two times the amount equal to the average of (x) the actual annual incentive bonus earned by the executive with respect to the 2014 fiscal year and (y) the executive’s target annual incentive bonus under the annual plan for the Company’s fiscal year in which the Closing occurs. The total amount of the Change-in-Control

Severance Benefit will be paid in a lump sum as soon as administratively practicable following the termination of the executive’s employment;

•
An amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive’s employment is terminated) of the target annual incentive bonus under the annual plan for the fiscal year that contains the date of termination. The total amount of the pro-rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

•
If the executive is eligible for and elects continuation of coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse executive for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; and

•
Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to the executive under our then applicable benefit plans, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

To receive the severance benefits provided under the agreement, the executive must sign a general release of claims. The agreement contains customary confidentiality, non-competition and non-solicitation provisions. Messrs. Binder’s, Florin’s, Williamson’s, Vermeulen’s and Johnson’s non-competition and non-solicitation period is 18 months following the date of termination of employment.
Termination Due to Death or Disability
If any of Messrs. Binder’s, Florin’s, Williamson’s, Vermeulen’s and Johnson’s employment is terminated due to the executive’s death or disability, the executive is entitled to receive the following:

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
Termination with Cause or without Good Reason (or, in the case of Mr. Binder, without Good Reason Prior to January 1, 2015)
If (1) Mr. Binder’s employment is terminated with “cause” or by Mr. Binder at any time prior to January 1, 2015 without “good reason,” or (2) any of Messrs. Florin’s, Williamson’s, Vermeulen’s and Johnson’s employment is terminated with “cause” or without “good reason” (as defined in the employment agreement), we will pay such executive’s base salary in effect through the termination date and any “accrued benefits” (as defined in the respective employment agreement) when due.
Potential Payments Upon Certain Terminations
This table shows the potential severance payment and benefits that we would have to pay to our named executive officers upon a termination of employment—related or unrelated to a change in control—by us without “cause” or by the executive with “good reason” (as defined in the applicable agreements), due to the executive’s death or disability, and by us with “cause” or by the executive without “good reason” (as defined in the applicable agreements). The table excludes certain amounts payable pursuant to plans that are available generally to all salaried employees. In the event of the death or disability of any of the named executive officers listed in the following table, the deceased or disabled named executive officer, or his designated beneficiaries, would receive a payment pursuant to the terms of Biomet- funded life or disability plans, respectively, in addition to the amounts set forth below. The amounts shown assume that termination of employment was effective May 31, 2014 (prior to the closing of the merger). The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur.
Potential Payments Upon Termination or Termination in Connection With a Change in Control

	Termination within Two Years After a Change in Control					Termination in Absence of a Change in Control
Name of Executive Officer	Termination without Cause or with Good Reason(1)	Termination with Cause(2)	Resignation without Good Reason(2)	Disability(3)	Death(3)	Termination without Cause or with Good Reason(4)	Termination with Cause(2)	Resignation without Good Reason(2)	Disability(3)	Death(3)
Jeffrey R. Binder
Estimated Value of Non-Equity Benefits and Accrued Obligations	$4,357,236	—	$—	$1,200,000	$1,200,000	$4,357,236	—	$—	$1,200,000	$1,200,000
Acceleration of Equity Awards	27,119,400	—	—	—	—	—	—	—	—	—
Total	31,476,636	—	—	1,200,000	1,200,000	4,357,236	—	—	1,200,000	1,200,000
Daniel P. Florin
Estimated Value of Non-Equity Benefits and Accrued Obligations	2,338,090	—	—	457,789	457,789	1,199,253	—	—	457,789	457,789
Acceleration of Equity Awards	5,483,690	—	—	—	—	—	—	—	—	—
Total	7,821,780	—	—	457,789	457,789	1,199,253	—	—	457,789	457,789
Daniel E. Williamson
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,368,407	—	—	239,222	239,222	748,900	—	—	239,222	239,222
Acceleration of Equity Awards	2,789,600	—	—	—	—	—	—	—	—	—
Total	4,158,007	—	—	239,222	239,222	748,900	—	—	239,222	239,222
Renaat Vermeulen
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,944,047	—	—	346,761	346,761	1,055,122	—	—	346,761	346,761
Acceleration of Equity Awards	3,464,800	—	—	—	—	—	—	—	—	—
Total	5,408,847	—	—	346,761	346,761	1,055,122	—	—	346,761	346,761
Adam R. Johnson
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,410,061	—	—	259,372	259,372	739,591	—	—	259,372	259,372
Acceleration of Equity Awards	3,586,475	—	—	—	—	—	—	—	—	—
Total	4,996,536	—	—	259,372	259,372	739,591	—	—	259,372	259,372

(1)	With respect to Mr. Binder:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the amount equal to the average of (x) the actual annual incentive bonus earned by Mr. Binder with respect to the 2014 fiscal year and (y) his target annual incentive bonus under the annual plan for fiscal 2014; (ii) an amount equal to the pro-rated portion of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under the executive’s employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to the executive under our then applicable benefit plans, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date.
With respect to Messrs. Florin, Williamson, Vermeulen and Johnson:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the average of (x) the annual cash incentive award earned by the executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the target annual incentive bonus under the annual plan for the fiscal year that contains the date of termination; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under the executive’s employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to the executive under our then applicable benefit plans, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.
With respect to Messrs. Binder, Florin, Williamson, Vermeulen and Johnson:
Acceleration of equity awards represents the sum of the values as of May 31, 2014, the last business day of fiscal year 2014, of additional benefit from the acceleration of vesting of stock options and RSUs using the fair value of $9.45.

(2)    With respect to Messrs. Binder, Florin, Williamson, Vermeulen and Johnson:
Non-Equity Benefits and Accrued Obligations represents: (i) base salary in effect through the termination date and (ii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to the executive under our then applicable benefit plans and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

(3)    Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award bonus earned by the executive for the preceding year and (y) the annual cash incentive award the executive would have received in the current year if the executive’s employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to the executive under our then applicable benefit plans, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

(4)    With respect to Mr. Binder:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under the executive’s employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to the executive under our then applicable benefit plans, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date.
With respect to Messrs. Florin, Williamson, Vermeulen and Johnson:
Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to 1.5 times the executive’s base salary in effect at the date of termination; (ii) an amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage (or reimbursement to the executive for such premiums) until the earlier of (a) the end of the 18-month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by us, any amounts or benefits owing to the executive under our then applicable benefit plans, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.
The table above does not reflect any payments that might be paid or payable to the named executive officers as a result of the closing of the merger. In addition to the change in the severance payment calculation described above, upon the closing of the merger:

•
equity-based awards held by employees (including the named executive officers) that are outstanding immediately prior to the effective time of the merger will be cancelled in exchange for cash and stock consideration calculated as set forth in Merger Agreement

•
each named executive officer will be entitled to a transaction bonus payable on the closing date of the merger, so long as the executive remains employed through such date (for further information, see Part II, Item 9B of this report)

•
employees who participate in the annual bonus plan (including the named executive officers) will receive a pro-rated bonus in respect of our fiscal year in which the merger occurs, based on performance to that date.

Non-Employee Director Compensation and Benefits
Our directors have not received cash retainers, committee fees, or stock option awards for their services as our directors.
Director Compensation
The following table shows information regarding the compensation of our non-employee directors for the 2014 fiscal year. Mr. Binder is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Furthermore, as an employee director, Mr. Binder did not receive compensation in his capacity as a director.

Name	All Other Compensation ($)	Total ($)
Timur Akazhanov(2)	$—	$—
Chinh E. Chu(2)	—	—
Jonathon J. Coslet(2)	—	—
Adrian Jones(2)	—	—
Max C. Lin(2)	—	—
Michael Michelson(2)	—	—
Dane A. Miller, Ph.D.(1)	400,000	400,000
Jeffrey K. Rhodes(2)	—	—
Andrew Y. Rhee(2)	—	—

(1)
On January 14, 2010, we entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with us and soliciting our employees during the term of the agreement and for a period of one year following such term. On September 6, 2011, we entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which we agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. On August 19, 2013, we entered into a second amendment to the consulting agreement with Dr. Miller, pursuant to which we agreed to extend the term of the agreement through the earlier of September 1, 2014, certain initial public offerings or a change of control. Dr. Miller received $0.4 million of payment, under the consulting agreement during the year ended May 31, 2014. On April 22, 2014, Biomet entered into a third amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to pay him, upon a termination of his consulting agreement, consulting fees owed to date and a termination fee of $2 million upon the earlier of a change in control or an initial public offering, provided such event occurs prior to January 1, 2016.

(2)
Table excludes payments of an annual fee of $2.76 million that was paid to each of our Principal Stockholders (or one or more of their affiliates) pursuant to our management services agreement for the fiscal year ended May 31, 2014 for services provided thereunder by employees of our Principal Stockholders, which, may from time to time include the directors. No such services required substantial time or resources, nor were any employees specifically identified in the agreement as a service provider. Certain of our directors have relationships with the Principal Stockholder entities which received such fees as follows: Mr. Coslet is a TPG Partner and Mr. Rhodes is a TPG Principal; Mr. Akazhanov and Mr. Chu are officers of certain affiliates of The Blackstone Group L.P.; Mr. Jones is a Managing Director and Mr. Rhee is a Vice President of Goldman, Sachs & Co.; and Messrs. Michelson and Lin are executives of Kohlberg Kravis Roberts & Co. L.P. None of the directors are compensated directly on the basis of fees received by our Principal Stockholders under the management services agreement. Please see “Note 18-Related Parties—Management Services Agreement” to our audited financial statements included in Part II, Item 8 of this report.

In addition, we have certain other relationships with our Principal Stockholders from time to time, including a consulting engagement with KKR Capstone (a related party of Kohlberg Kravis Roberts & Co) as described under “Note 18—Related Parties” in notes to our audited financial statements included in Part II, Item 8 of this report. Neither Mr. Michelson nor Mr. Lin is employed by or is a director or officer of KKR Capstone.
Business Expenses
Our non-employee directors are reimbursed for their business expenses related to their attendance at our meetings, including room, meals and transportation to and from Board and committee meetings. On rare occasions, a director’s spouse may accompany a director when traveling on Biomet business. At times, a director may travel to and from our meetings on our corporate aircraft. Directors are also eligible to be reimbursed for attendance at qualified director education programs.
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

Holding owns 97.16% of the issued and outstanding capital stock of Parent. All equity interests in Holding are owned, directly or indirectly, by the Principal Stockholder Funds and the Co-Investors.
The following table sets forth information with respect to the ownership of as of July 31, 2014 for (a) each person known by us to own beneficially more than a 5% equity interest in Parent, (b) each member of our board of directors, (c) each of our named executive officers, and (d) all of our executive officers and directors as a group. Biomet has 1,000 shares of common stock outstanding, all of which are owned directly by Parent. Share amounts indicated below reflect beneficial ownership, indirectly through Holding or directly through Parent, by such entities or individuals of these 1,000 shares of Biomet.

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

Based solely on its review of the copies of the reports it has received, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended May 31, 2014.
Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o Biomet, Inc., 56 East Bell Drive, Warsaw, Indiana 46582.

Name and address of Beneficial Owner	Beneficial Ownership of Biomet Common Shares	Percentage Owned
LVB Acquisition Holding, LLC(1)(2)(3)(4)(5)	536,034,330	97.16%
Jeffrey R. Binder(6)	4,127,300	0.74%
Daniel P. Florin(7)	764,001	0.14%
Daniel E. Williamson(8)	360,000	0.07%
Renaat Vermeulen(9)	399,997	0.07%
Adam R. Johnson(10)	226,251	0.04%
Jonathan J. Coslet(11)	0	0.00%
Timur Akazhanov(12)	0	0.00%
Adrian Jones(13)	0	0.00%
Max Lin(14)	0	0.00%
Chinh E. Chu(12)	0	0.00%
Michael Michelson(14)	0	0.00%
Dane A. Miller(15)	11,591,881	2.10%
Andrew Y. Rhee(13)	0	0.00%
Jeffrey K. Rhodes(11)	0	0.00%
All executive officers and directors as a group (20 persons)(16)	546,108,580	98.99%

(1)	95.93% of the membership units of Holding are held by The Blackstone Funds (as defined below), The Goldman Sachs Group, Inc., KKR Biomet LLC and TPG Funds (as defined below).

(2)
The Blackstone Funds beneficially own 130,841,915.8326 shares of our common stock, including (i) 61,012,316.50820 shares of our common stock held by Blackstone Capital Partners V, L.P., (ii) 9,773,455.10131 shares of our common stock held by Blackstone Capital Partners V-AC L.P., (iii) 28,905,000.00388 of our common stock held by BCP V-S L.P., (iv) 1,373,175.00018 shares of our common stock held by Blackstone Family Investment Partnership V L.P., (v) 2,171,255.30029 shares of our common stock held by Blackstone Family Investment Partnership V-SMD L.P., (vi) 229,127.31503 shares of our common stock held by Blackstone Participation Partnership V L.P., and (vii) 27,377,586.60368 shares of our common stock held by BCP V Co-Investors L.P., or collectively, the Blackstone Funds.

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

Blackstone Holdings III L.P. is the managing member and the owner of a majority in interest of BMA V L.L.C. and the sole member of BCP V Side-By-Side GP L.L.C. Blackstone Holdings III GP L.P is the general partner of Blackstone Holdings III L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Blackstone Family GP L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Mr. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the common stock beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such common stock except to the extent of its or his indirect pecuniary interest therein. The address of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(3)
The Goldman Sachs Group, Inc. beneficially owns 130,841,915.83258 shares of our common stock, including (i) 43,367,915.81383 shares of our common stock held by GS Capital Partners VI Fund, L.P., (ii) 1,541,318.75521 shares of our common stock held by GS Capital Partners VI GmbH & Co. KG, (iii) 36,071,875.83785 shares of our common stock held by GS Capital Partners VI Offshore Fund, L.P., (iv) 11,925,384.82060 shares of our common stock held by GS Capital Partners VI Parallel, L.P., (v) 6,187,599.00083 shares of our common stock held by GS LVB Co-Invest, L.P., (vi) 6,313,795.00085 shares of our common stock held by Goldman Sachs BMET Investors, L.P., (vii) 18,478,545.00248 shares of our common stock held by Goldman Sachs BMET Investors Offshore Holdings, L.P., (viii) 4,446,381.60060 shares of our common stock held by GS PEP Bass Holdings, L.L.C., (ix) 630,980.00008 shares of our common stock held by Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., (x) 901,320.00012 shares of our common stock held by Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and (xi) 976,800.00013 shares of our common stock held by Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P., or collectively, the GS Entities. Affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, managing limited partner, managing partner or manager of the GS Entities. Goldman, Sachs & Co. is the investment manager for certain of the GS Entities. Goldman, Sachs & Co. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The GS Entities share voting power and dispositive power with respect to the shares of our common stock beneficially owned by them with certain of their respective affiliates. Adrian Jones is a managing director and Andrew Y. Rhee is a vice president of Goldman, Sachs & Co. Each of Mr. Jones, Mr. Rhee and these entities disclaims beneficial ownership of these shares of our common stock, except to the extent of their pecuniary interest therein, if any. The address of the GS Entities and The Goldman Sachs Group, Inc. is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(4)
KKR Biomet LLC beneficially owns 134,008,582.50000 shares of our common stock. The address of KKR Biomet, LLC is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025. KKR Biomet LLC is owned by the following entities (with percentage ownership of KKR Biomet LLC): KKR 2006 Fund L.P. (83.4%), or KKR 2006 Fund, KKR PEI Investments, L.P. (11.3%), or PEI Investments, 8 North America Investor L.P. (3.6%), 8 North America, OPERF Co-Investment, LLC (0.7%), or OPERF, and KKR Partners III, L.P. (1.0%), or KKR Partners III.

As the sole general partner of the KKR 2006 Fund and as the manager of OPERF, KKR Associates 2006 L.P. may be deemed to share voting and dispositive power with respect to any common stock beneficially owned by the KKR 2006 Fund and by OPERF but disclaims beneficial ownership of such common stock. As the sole general partner of KKR Associates 2006 L.P., KKR 2006 GP LLC may also be deemed to share voting and dispositive power with respect to any common stock beneficially owned by the KKR 2006 Fund and by OPERF but disclaims beneficial ownership of such common stock.

As the sole general partner of PEI Investments, KKR PEI Associates, L.P. may be deemed to share voting and dispositive power with respect to any common stock beneficially owned by PEI Investments but disclaims beneficial ownership of such common stock. As the sole general partner of KKR PEI Associates, L.P., KKR PEI GP Limited may also be deemed to share voting and dispositive power with respect to any common stock beneficially owned by PEI Investments but disclaims beneficial ownership of such common stock.

As the sole general partner of 8 North America, KKR Associates 8 NA L.P. may be deemed to share voting and dispositive power with respect to the common stock beneficially owned by 8 North America but disclaims beneficial ownership of such common stock. As the sole general partner of KKR Associates 8 NA L.P., KKR 8 NA Limited may be deemed to share voting and dispositive power with respect to the common stock beneficially owned by 8 North America but disclaims beneficial ownership of such common stock.

Each of KKR Fund Holdings L.P. (as the designated member of KKR 2006 GP LLC and the sole shareholder of KKR PEI GP Limited and KKR 8 NA Limited); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to share voting and dispositive power with respect to the common stock beneficially owned by the KKR 2006 Fund, OPERF, PEI Investments and 8 North America. KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P. and KKR Management LLC disclaim beneficial ownership of such common stock.

As the sole general partner of KKR Partners III, KKR III GP LLC may be deemed to share voting and dispositive power with respect to any common stock beneficially owned by KKR Partners III but disclaims beneficial ownership of such common stock.

As the designated members of KKR Management LLC and the managers of KKR III GP LLC, Henry R. Kravis and George R. Roberts may be deemed to share voting and dispositive power with respect to the common stock beneficially owned by the KKR 2006 Fund, OPERF, 8 North America, PEI Investments and KKR Partners III but disclaim beneficial ownership of such common stock.

(5)
The TPG Funds (as defined below) beneficially own 130,841,915.83258 shares of our common stock, including (i) 5,000,000.00067 common stock held by TPG Partners IV, L.P., a Delaware limited partnership, or TPG Partners IV, whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, or TPG Holdings, (ii) 101,502,030.54563 common stock held by TPG Partners V, L.P., a Delaware limited partnership (“TPG Partners V”), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership, or TPG GenPar V, whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 265,560.48304 common stock held by TPG FOF V-A, L.P., a Delaware limited partnership, or TPG FOF A, whose general partner is TPG GenPar V, (iv) 214,161.68003 common stock held by TPG FOF V-B, L.P., a Delaware limited partnership, or TPG FOF B, whose general partner is TPG GenPar V, (v) 23,584,363.02317 common stock held by TPG LVB Co-Invest LLC, a Delaware limited liability company, or TPG Co-Invest I, whose managing member is TPG GenPar V, (vi) 275,800.10004 common stock held by TPG LVB Co-Invest II LLC, a Delaware limited liability company, or TPG Co-Invest II and, together with TPG Partners IV, TPG Partners V, TPG FOF A, TPG FOF B and TPG Co-Invest I, the TPG Funds, whose managing member is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation, or TPG Advisors. David Bonderman and James G. Coulter are officers and sole shareholders of TPG Advisors and may therefore be deemed to be the beneficial owners of the common stock held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the common stock held by the TPG Funds except to the extent of their pecuniary interest therein. The address of TPG Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(6)
Shares of our common stock shown as beneficially owned by Mr. Binder reflect an aggregate of the following: (i) 147,500 shares owned outright and (ii) 3,979,800 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(7)
Shares of our common stock shown as beneficially owned by Mr. Florin reflect an aggregate of the following: (i) 60,000 shares owned outright and (ii) 704,001 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(8)
Shares of our common stock shown as beneficially owned by Mr. Williamson reflect an aggregate of the following: (i) 75,000 shares owned outright and (ii) 285,000 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(9)
Shares of our common stock shown as beneficially owned by Mr. Vermeulen reflect an aggregate of the following: (i) 19,997 shares owned outright and (ii) 380,000 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(10)
Shares of our common stock shown as beneficially owned by Mr. Johnson reflect an aggregate of the following: (i) 10,000 shares owned outright and (ii) 216,251 shares issuable upon exercise of vested options and options that will vest within 60 days of this filing.

(11)
Jonathan J. Coslet is a TPG Partner and Jeffrey K. Rhodes is a TPG Principal. Neither Mr. Coslet or Mr. Rhodes have voting or investment power over and each disclaim beneficial ownership of the common stock held by the TPG Funds. The address of Messrs. Coslet and Rhodes is c/o TPG Global, LLC is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(12)
Timur Akazhanov and Chinh E. Chu are officers of affiliates of the Blackstone Funds and each such person disclaims beneficial ownership of the common stock held by the Blackstone Funds. The address of Mr. Akazhanov and Mr. Chu is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.

(13)
Each of Adrian Jones, managing director, and Andrew Y. Rhee, Vice President, may be deemed to be a beneficial owner of the common stock held by the GS Entities due to his status with Goldman, Sachs & Co., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Mr. Jones and Mr. Rhee is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(14)
Michael M. Michelson and Max C. Lin are executives of Kohlberg Kravis Roberts & Co. L.P. Affiliates of Kohlberg Kravis Roberts & Co. L.P. may be deemed to have beneficial ownership of 1,340,085.82482 shares of our common stock. Messrs. Michelson and Lin disclaim beneficial ownership of such common stock. The address of Messrs. Michelson and Lin is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(15)
The Dane A. Miller Trust owns 5,795,936 shares and the Mary Louise Miller Trust owns 5,795,945 shares. The trustee of the Dane A. Miller Trust is Dane A. Miller. The trustee of the Mary Louise Miller Trust together with the Dane A. Miller Trust, (the “Miller Trusts”) is Mary Louise Miller. The business address of the Miller Trusts is 700 Park Avenue, Suite G, Winona Lake, IN 46590.

(16)
Inclusive of 7,982,369 shares issuable upon exercise of vested options and options held by all executive officers and directors as a group that will vest within 60 days of this filing. Also, includes shares owned by The Blackstone Funds, The Goldman Sachs Group, Inc., KKR Biomet LLC and TPG Funds, that may be deemed to be beneficially owned by certain of our directors. See footnotes (1), (2), (3) and (4) above. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for the number of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
A description of our Company’s transactions with related persons is included in Note 18 to the consolidated financial statements.
Pursuant to our Code of Business Conduct and Ethics, all employees and directors (including our named executives) are required to avoid any personal or business influences or relationships that affect their ability to act in the best interests of the Company. If any matter exists that might be or creates the appearance of being a conflict of interest, the matter is required to be referred to our Compliance Department for interpretation and resolution. The Compliance Department reviews all such matters under the standard set forth in our Code of Business Conduct and Ethics as described above and does not approve any related party transaction unless it is in, or not inconsistent with, our best interests and, where applicable, the terms of such transaction are at least as favorable to us as could be obtained from an unrelated third party. As part of the resolution of such matters, the Compliance Department may determine that (i) no actual conflict exists, (ii) a conflict does exist which cannot be remediated, resulting in the cessation of the proposed transaction or arrangement, or (iii) a potential conflict does exist but the risk of the potential conflict can be remediated practically by imposing certain limitations on the affected employees or business transaction to ensure that the conflict does not materialize. Additionally, the LLC Agreement requires that affiliated party transactions involving the Principal Stockholders to be approved by a super-majority of Principal Stockholders not involved in the affiliated party transaction.
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

Fees for professional services provided by Biomet’s independent registered public accounting firm in each of the last two fiscal years, in each of the following categories are:

(in millions)	For the Year Ended May 31, 2014	For the Year Ended May 31, 2013
Audit fees	$4.8	$3.0
Audit-related fees	—	—
Total audit and audit related fees	4.8	3.0
Tax fees	1.6	1.5
All other fees	0.3	2.9
Total fees	$6.7	$7.4
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

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2014 and 2013

Consolidated Statements of Operations for the years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Shareholder’s Equity for the years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended May 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule I—Condensed Financial Information

Schedule II—Valuation and Qualifying Accounts

Quarterly Results (Unaudited)

(3) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on August 20, 2014.

LVB ACQUISITION, INC. BIOMET, INC.

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LVB Acquisition, Inc. and Biomet, Inc. and in the capacities indicated on August 20, 2014.

By:	/S/ TIMUR AKAZHANOV
Timur Akazhanov, Director

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ CHINH E. CHU
Chinh E. Chu, Director

By:	/S/ JONATHAN J. COSLET
Jonathan J. Coslet, Director

By:	/S/ ADRIAN JONES
Adrian Jones, Director

By:	/S/ MAX C. LIN
Max C. Lin, Director

By:	/S/ MICHAEL MICHELSON
Michael Michelson, Director

By:	/S/ DANE A. MILLER
Dane A. Miller, Director

By:	/S/ ANDREW Y. RHEE
Andrew Y. Rhee, Director

By:	/S/ JEFFREY K. RHODES
Jeffrey K. Rhodes, Director

By:	/S/ DANIEL P. FLORIN
Daniel P. Florin, Senior Vice President and Chief Financial Officer (Principal Financial And Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated as of December 18, 2006, amended and restated as of June 7, 2007, among Biomet, Inc., LVB Acquisition, LLC and LVB Acquisition Merger Sub, Inc., incorporated herein by reference to Biomet, Inc.’s Current Report on Form 8-K filed on June 7, 2007.

2.2**
Agreement and Plan of Merger, dated as of April 24, 2014, among LVB Acquisition, Inc., Zimmer Holdings, Inc., and Owl Merger Sub, Inc. filed as Exhibit 2.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K dated April 30, 2014 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Biomet, Inc., incorporated herein by reference to Exhibit 3.1 to Biomet, Inc.’s Current Report on Form 8-K filed on September 25, 2007.

3.2	Amended and Restated Bylaws of Biomet, Inc., incorporated herein by reference to Exhibit 3.2 to Biomet, Inc.’s Current Report on Form 8-K filed on September 25, 2007.

3.3
Amended and Restated Articles of Incorporation of LVB Acquisition, Inc., incorporated herein by reference to Exhibit 3.1 to LVB Acquisition, Inc.’s Registration Statement on Form 10 filed on September 28, 2011.

3.4	Amended and Restated Bylaws of LVB Acquisition, Inc., incorporated herein by reference to Exhibit 3.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K filed on April 14, 2014.

4.1
Senior Subordinated Notes Indenture, dated as of October 2, 2012, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.1.1	Form of 6.500% Senior Subordinated Notes due 2020 filed as Exhibit 4.1.1 to LVB Acquisition, Inc.’s Annual Report on Form 10-K dated August 29, 2013 and incorporated herein by reference.

4.2
First Supplemental Senior Notes Indenture, dated as of October 2, 2012, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.2 to LVB Acquisition, Inc.’s Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.2.1
Form of Rule 144A Global Note, Certificate No. A-3, 6.500% Senior Notes due 2020, filed as Exhibit 4.2.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.2.2	Form of 6.500% Senior Notes due 2020 filed as Exhibit 4.2.2 to LVB Acquisition, Inc.’s Annual Report on Form 10-K dated August 29, 2013 and incorporated herein by reference.

Exhibit No.	Exhibit

4.3
Registration Rights Agreement for the 6.500% Senior Subordinated Notes due 2020, dated as of October 2, 2012, Biomet, Inc., the Guarantors listed therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, HSBC Securities (USA) Inc., ING Financial Markets LLC, Natixis Securities Americas LLC, RBC Capital Markets, LLC, SMBC Nikko Capital Markets Limited and UBS Securities LLC, filed as Exhibit 4.3 to LVB Acquisition, Inc.’s Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.4
Registration Rights Agreement for the 6.500% Senior Notes due 2020, dated as of October 2, 2012, Biomet, Inc., the Guarantors listed therein, and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, HSBC Securities (USA) Inc., ING Financial Markets LLC, Natixis Securities Americas LLC, RBC Capital Markets, LLC, SMBC Nikko Capital Markets Limited and UBS Securities LLC, filed as Exhibit 4.4 to LVB Acquisition, Inc.’s Current Report on Form 8-K filed on October 4, 2012 and incorporated herein by reference.

4.5
Senior Notes Indenture, dated as of August 8, 2012, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.5 to LVB Acquisition, Inc.’s Annual Report on Form 10-K dated August 20, 2012 and incorporated herein by reference.

4.6
Registration Rights Agreement, dated as of August 8, 2012, among Biomet, Inc., the Guarantors listed therein, and Goldman, Sachs & Co., Barclays Capital Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, HSBC Securities (USA) Inc., ING Financial Markets LLC, Natixis Securities Americas LLC, RBC Capital Markets, LLC, SMBC Nikko Capital Markets Limited, and UBS Securities LLC, filed as Exhibit 4.6 to LVB Acquisition, Inc.’s Annual Report on Form 10-K dated August 20, 2012 and incorporated herein by reference.

10.1
Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders party thereto, filed as Exhibit 10.1 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.1
Guaranty (Cash Flow), dated as of September 25, 2007, among LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.2 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.2
Pledge and Security Agreement (Cash Flow), dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.3 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.3
Intercreditor Agreement, dated as of September 25, 2007, by and among Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as CF Collateral Agent, filed as Exhibit 10.4 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.4
Patent Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit

10.1.5
Trademark Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2
Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., the Several Subsidiary Borrowers Party thereto, LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders Party thereto, filed as Exhibit 10.7 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2.1
Guaranty (ABL), dated as of September 25, 2007 between LVB Acquisition, Inc. and Bank of America, N.A., filed as Exhibit 10.1 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2.2
Pledge and Security Agreement (ABL), dated as of September 25, 2007 among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein and Bank of America, N.A., filed as Exhibit 10.9 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3
Corporate Integrity Agreement, dated as of September 27, 2007, by and between the Office of Inspector General of the Department of Health and Human Services and Biomet, Inc., filed as Exhibit 10.24 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3.1
Settlement Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.25 to Biomet, Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.4†
Biomet, Inc. Deferred Compensation Plan (Post-409A Plan), effective January 1, 2005, filed as Exhibit 10.2 to Biomet Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.5†
LVB Acquisition Management Stockholders’ Agreement for Senior Executives, dated as of September 13, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.5 in Biomet, Inc.’s Annual Report on Form 10-K filed on August 12, 2011 and incorporated herein by reference.

10.5.1†
LVB Acquisition Management Stockholders’ Agreement, dated as of November 6, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.5.1 in Biomet, Inc.’s Annual Report on Form 10-K filed on August 12, 2011 and incorporated herein by reference.

10.6
Governance Acknowledgement, dated as of September 25, 2007, by and between LVB Acquisition Holding, LLC, LVB Acquisition, Inc. and Biomet, Inc., filed as Exhibit 10.6 in Biomet Inc.’s Annual Report on Form 10-K filed on August 25, 2010 and incorporated herein by reference.

10.7
Amended and Restated Registration Rights Agreement, dated as of September 27, 2007, by and among LVB Acquisition Holding, LLC, LVB Acquisition, Inc., Biomet, Inc. and the stockholders party thereto, filed as Exhibit 10.7 in Biomet Inc.’s Annual Report on Form 10-K filed on August 25, 2010 and incorporated herein by reference.

10.8†
LVB Acquisition, Inc. 2007 Management Equity Incentive Plan, adopted November 16, 2007, filed as Exhibit 10.21 to Biomet Inc.’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit

10.8.1†
LVB Acquisition, Inc. 2007 Management Equity Incentive Plan Amendment No. 1, adopted December 31, 2010, filed as Exhibit 10.1 to Biomet Inc.’s Form 8-K on January 6, 2011 and incorporated herein by reference.

10.9†
Biomet, Inc. Executive Annual Cash Incentive Plan, effective June 1, 2008, filed as Exhibit 10.26 to Biomet Inc.’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.10†
Amended and Restated Employment Agreement, dated January 14, 2013, by and between Biomet, Inc. and Jeffrey R. Binder, filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2013 and incorporated herein by reference.

10.10.1†
Amended and Restated Restricted Stock Unit Grant Agreement, dated January 14, 2013, by and between LVB Acquisition, Inc. and Jeffery R. Binder, filed as Exhibit 10.2 to the LVB Acquisition, Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2013 and incorporated herein by reference.

10.10.2†
Amended and Restated Stock Option Grant Agreement, dated January 14, 2013, by and between LVB Acquisition, Inc. and Jeffrey R. Binder, filed as Exhibit 10.3 to the LVB Acquisition, Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2013 and incorporated herein by reference.

10.11†
Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.16 to Biomet Inc.’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.11.1†
First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.4 to Biomet, Inc.’s Quarterly Report on Form 10-Q on January 14, 2009 and incorporated herein by reference.

10.12†
Consulting Agreement dated as of January 14, 2010 between Biomet, Inc. and Dane A. Miller, Ph. D., filed as Exhibit 10.2 to Biomet Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference.

10.12.1†
First Amendment to Consulting Agreement, dated September 6, 2011 between Biomet, Inc. and Dane A. Miller, Ph. D., filed as Exhibit 10.16.1 to LVB Acquisition, Inc.’s Annual Report on Form 10-K on August 20, 2012 and incorporated herein by reference.

10.12.2†	Second Amendment to Consulting Agreement, dated August 8, 2013 between Biomet, Inc. and Dane A. Miller, Ph. D., filed as exhibit 10.17.2 to Biomet, Inc.’s Form S-1 filed on March 28, 2014.

10.12.3†*	Third Amendment to Consulting Agreement, dated April 22, 2014 between Biomet, Inc. and Dane A. Miller, Ph.D., filed as exhibit 10.16.3 herewith and incorporated herein by reference.

Exhibit No.	Exhibit

10.13
Indemnification Priority Agreement, dated as of January 11, 2010, among Biomet, Inc., LVB Acquisition, Inc., The Blackstone Group, L.P., The Goldman Sachs Group, Inc., Kohlberg Kravis Roberts & Co., L.P. and TPG Capital, L.P. filed as Exhibit 10.1 to the Biomet, Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference.

10.14†
LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan adopted July 31, 2012 and amended March 27, 2013, filed as Exhibit 10.24 to Biomet, Inc.’s Registration Statement on Form S-4 dated April 30, 2013 and incorporated herein by reference.

10.14.1†	LVB Acquisition, Inc. Form Restricted Stock Unit Grant Agreement, filed as Exhibit 10.2 to Biomet, Inc.’s Form 8-K filed on February 15, 2011 and incorporated herein by reference.

10.15
Deferred Prosecution Agreement, dated March 26, 2012, between Biomet, Inc. and the United States Department of Justice, Criminal Division, Fraud Section, filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K on March 28, 2012 and incorporated herein by reference.

10.16
Asset Purchase Agreement, dated April 2, 2012, between Biomet, Inc. and DePuy Orthopaedics, Inc., filed as Exhibit 10.1 LVB Acquisition, Inc.’s Current Report on Form 8-K on April 5, 2012 and incorporated herein by reference.

10.16.1
Amendment No. 1 dated June 1, 2012, between DePuy Orthopaedics, Inc. and Biomet, Inc., to the Asset Purchase Agreement, dated as of April 2, 2012, filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K on June 5, 2012 and incorporated herein by reference.

10.17†
LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan dated July 31, 2012, filed as Exhibit 10.24 to the Biomet, Inc.’s exchange offer on Form S-4 on April 30, 2013 and incorporated herein by reference.

10.17.1†	LVB Acquisition, Inc. 2012 Form Restricted Stock Unit Grant Agreement, filed as Exhibit (d)(2) to LVB Acquisition, Inc.’s Schedule TO on July 2, 2012 and incorporated herein by reference.

10.18†	Form of Management Equity Incentive Plan Stock Option Grant Agreement, filed as Exhibit (d)(3) to LVB Acquisition, Inc.’s Schedule TO on July 2, 2012 and incorporated herein by reference.

10.19
Amendment and Restatement Agreement dated as of August 2, 2012, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A., and each of the other lenders party thereto, filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Current Report on form 8-K on August 6, 2012 and incorporated herein by reference.

10.20†
Management Services Agreement dated September 25, 2007, by and among LVB Acquisition Merger Sub, Inc., LVB Acquisition Holding, LLC, LVB Acquisition, Inc., Blackstone Management Partners V L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P. and TPG Capital, L.P., filed as Exhibit10.26 to LVB Acquisition, Inc.’s Annual Report on Form 10-K dated August 20, 2012 and incorporated herein by reference.

Exhibit No.	Exhibit

10.21
Joinder to Amendment and Restatement Agreement dated as of October 4, 2012, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A., each lender from time to time party thereto and each of the other parties identified as an “Extending Term Lender” on the signature pages thereto, filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K dated October 9, 2012 and incorporated herein by reference.

10.22
ABL Credit Agreement dated as of November 14, 2012, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A., and each of the other parties thereto, filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K dated November 19, 2012 and incorporated herein by reference.

10.23
Incremental Term Facility Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2012, among Biomet, Inc., LVB Acquisition, Inc., the loan parties party thereto and Bank of America, N.A., as Administrative Agent and Additional Term Lender, filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K dated January 2, 2013 and incorporated herein by reference.

10.24†
Employment Agreement, dated December 1, 2012, by and between Biomet, Inc. and Adam R. Johnson, filed as Exhibit 10.30 to LVB Acquisition, Inc.’s Annual Report on Form 10-K dated August 29, 2013 and incorporated herein by reference.

10.25†	Biomet, Inc. Deferred Savings Plan, effective January 1, 2011, filed as Exhibit 10.31 to LVB Acquisition, Inc.’s Annual Report on Form 10-K dated August 29, 2013 and incorporated herein by reference.

10.26†*	Employment Agreement, dated April 1, 2014, by and between Biomet, Inc. and Daniel E. Williamson.

10.27†
Form of Amendment to the Employment Agreement, dated April 24, 2014 by and between Biomet Inc. and Messrs. Florin, Williamson, Vermeulen and Johnson filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Current Report on Form 8-K dated April 30, 2014 and incorporated herein by reference.

10.28†
First Amendment to the Amended and Restated Employment Agreement, dated April 24, 2014 by and between Biomet Inc. and Jeffery R. Binder filed as Exhibit 10.2 to the LVB Acquisition, Inc.’s Current Report on Form 8-K dated April 30, 2014 and incorporated herein by reference.

10.29†
Employment Agreement, dated August 30, 2010, by and between Biomet, Inc. and Renaat Vermeulen, filed as Exhibit 10.18 to Biomet, Inc.’s Annual Report on Form 10-K dated August 12, 2011 and incorporated herein by reference.

10.30†
Employment Agreement, dated March 1, 2007, by and between Biomet Europe B.V. and Renaat Vermeulen, filed as Exhibit 10.19 to Biomet, Inc.’s Annual Report on Form 10-K dated August 12, 2011 and incorporated herein by reference.

10.30.1†
Employment Agreement Amendment, dated October 18, 2010, by and between Biomet Europe B.V. and Renaat Vermeulen, filed as Exhibit 10.19.1 to Biomet, Inc.’s Annual Report on Form 10-K dated August 12 ,2011 and incorporated herein by reference.

10.31†
Stockholders Agreement, dated April 25, 2008, by and between LVB Acquisition, Inc. and Dane A. Miller Trust., filed as Exhibit 10.1 to LVB Acquisition, Inc.’s Quarterly Report on Form 10-Q dated April 7, 2014 and incorporation herein by reference.

12*	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, as amended on May 6, 2009, filed as Exhibit 14.1 to Biomet, Inc.’s Current Report on Form 8-K filed on May 12, 2009 and incorporated herein by reference.

21*	Subsidiaries of Biomet, Inc.

Exhibit No.	Exhibit

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. LVB and Biomet, Inc. agree to furnish a supplemental copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

†	Management contract or compensatory plan or arrangement.