Form 10-Q
period 2014-08-31
LVB Acquisition, Inc.; BIOMET INC
filed 2014-10-14
CIK 1402366, 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014.

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

LVB ACQUISITION, INC.        Yes  ☐    No  ☑

BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of September 30, 2014:

LVB ACQUISITION, INC.              552,552,033 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of August 31, 2014 and May 31, 2014	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended August 31, 2014 and 2013	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2014 and 2013	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of August 31, 2014 and May 31, 2014	7
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended August 31, 2014 and 2013	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2014 and 2013	9
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
	Item 4.	Controls and Procedures	49

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	50
	Item 1A.	Risk Factors	50
	Item 6.	Exhibits	54

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

Item 1.	Condensed Consolidated Financial Statements.
LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	August 31, 2014	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$192.0	$247.6
Accounts receivable, less allowance for doubtful accounts receivables of $34.8 ($31.9 at May 31, 2014)	530.4	577.3
Inventories	724.2	693.4
Deferred income taxes	149.2	149.9
Prepaid expenses and other	184.4	202.9
Total current assets	1,780.2	1,871.1
Property, plant and equipment, net	723.3	716.0
Investments	28.2	12.5
Intangible assets, net	3,350.8	3,439.6
Goodwill	3,627.8	3,634.4
Other assets	86.8	93.0
Total assets	$9,597.1	$9,766.6
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$132.8	$133.1
Accounts payable	120.4	135.3
Accrued interest	36.8	53.4
Accrued wages and commissions	119.0	168.7
Other accrued expenses	316.4	354.7
Total current liabilities	725.4	845.2
Long-term liabilities:
Long-term debt, net of current portion	5,603.5	5,587.3
Deferred income taxes	939.3	968.6
Other long-term liabilities	252.7	256.3
Total liabilities	7,520.9	7,657.4
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,531,186 and 552,484,996 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,685.4	5,681.5
Accumulated deficit	(3,609.8)	(3,617.1)
Accumulated other comprehensive income (loss)	(4.9)	39.3
Total shareholders’ equity	2,076.2	2,109.2
Total liabilities and shareholders’ equity	$9,597.1	$9,766.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended
	August 31, 2014	August 31, 2013
Net sales	$774.8	$730.7
Cost of sales	215.9	208.0
Gross profit	558.9	522.7
Selling, general and administrative expense	361.7	313.3
Research and development expense	42.8	37.5
Amortization	71.9	75.5
Operating income	82.5	96.4
Interest expense	80.1	87.6
Other (income) expense	(4.2)	2.2
Other expense, net	75.9	89.8
Income before income taxes	6.6	6.6
Benefit from income taxes	(0.7)	(24.5)
Net income	7.3	31.1
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	0.1	—
Interest rate swap unrealized gains (losses)	3.6	13.5
Foreign currency related gains (losses)	(48.2)	4.5
Unrecognized actuarial gains (losses)	0.3	0.2
Other comprehensive income (loss)	(44.2)	18.2
Comprehensive income (loss)	$(36.9)	$49.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Three Months Ended
	August 31, 2014	August 31, 2013
Cash flows provided by (used in) operating activities:
Net income	$7.3	$31.1
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122.1	120.4
Amortization and write off of deferred financing costs	2.8	3.6
Stock-based compensation expense	3.6	4.2
Provision for (recovery) of doubtful accounts receivable	(1.0)	0.1
Deferred income taxes	(29.8)	(61.0)
Other	(3.6)	(3.9)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	40.9	8.0
Inventories	(36.7)	(7.5)
Prepaid expenses	20.6	2.3
Accounts payable	(14.0)	(19.6)
Income taxes	4.0	17.0
Accrued interest	(16.6)	(16.2)
Accrued wages and commissions	(48.2)	(34.8)
Accrued expenses and other	(49.0)	7.1
Net cash provided by operating activities	2.4	50.8
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	—	9.5
Purchases of investments	(16.3)	(9.5)
Net proceeds from sale of assets	—	0.2
Capital expenditures	(60.8)	(46.5)
Other acquisitions, net of cash acquired	(0.3)	(0.4)
Net cash used in investing activities	(77.4)	(46.7)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	—	(2.3)
Payments under senior secured credit facilities	(7.8)	(8.3)
Proceeds under revolvers	205.0	2.3
Payments under revolvers	—	(5.0)
Retirement of term loans	(180.0)	—
Payment of fees related to refinancing activities	—	(0.2)
Equity:
Option exercises	0.3	0.3
Net cash provided by (used in) financing activities	17.5	(13.2)
Effect of exchange rate changes on cash	1.9	(1.1)
Increase (decrease) in cash and cash equivalents	(55.6)	(10.2)
Cash and cash equivalents, beginning of period	247.6	355.6
Cash and cash equivalents, end of period	$192.0	$345.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$93.8	$101.3
Income taxes	$19.4	$32.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	August 31, 2014	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$192.0	$247.6
Accounts receivable, less allowance for doubtful accounts receivables of $34.8 ($31.9 at May 31, 2014)	530.4	577.3
Inventories	724.2	693.4
Deferred income taxes	149.2	149.9
Prepaid expenses and other	184.4	202.9
Total current assets	1,780.2	1,871.1
Property, plant and equipment, net	723.3	716.0
Investments	28.2	12.5
Intangible assets, net	3,350.8	3,439.6
Goodwill	3,627.8	3,634.4
Other assets	86.8	93.0
Total assets	$9,597.1	$9,766.6
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$132.8	$133.1
Accounts payable	120.4	135.3
Accrued interest	36.8	53.4
Accrued wages and commissions	119.0	168.7
Other accrued expenses	316.4	354.7
Total current liabilities	725.4	845.2
Long-term liabilities:
Long-term debt, net of current portion	5,603.5	5,587.3
Deferred income taxes	939.3	968.6
Other long-term liabilities	252.7	256.3
Total liabilities	7,520.9	7,657.4
Commitments and contingencies
Shareholder’s equity:
Common stock, without par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,690.9	5,687.0
Accumulated deficit	(3,609.8)	(3,617.1)
Accumulated other comprehensive income (loss)	(4.9)	39.3
Total shareholder’s equity	2,076.2	2,109.2
Total liabilities and shareholder’s equity	$9,597.1	$9,766.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended
	August 31, 2014	August 31, 2013
Net sales	$774.8	$730.7
Cost of sales	215.9	208.0
Gross profit	558.9	522.7
Selling, general and administrative expense	361.7	313.3
Research and development expense	42.8	37.5
Amortization	71.9	75.5
Operating income	82.5	96.4
Interest expense	80.1	87.6
Other (income) expense	(4.2)	2.2
Other expense, net	75.9	89.8
Income before income taxes	6.6	6.6
Benefit from income taxes	(0.7)	(24.5)
Net income	7.3	31.1
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	0.1	—
Interest rate swap unrealized gains (losses)	3.6	13.5
Foreign currency related gains (losses)	(48.2)	4.5
Unrecognized actuarial gains (losses)	0.3	0.2
Other comprehensive income (loss)	(44.2)	18.2
Comprehensive income (loss)	$(36.9)	$49.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Three Months Ended
	August 31, 2014	August 31, 2013
Cash flows provided by (used in) operating activities:
Net income	$7.3	$31.1
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122.1	120.4
Amortization and write off of deferred financing costs	2.8	3.6
Stock-based compensation expense	3.6	4.2
Provision for (recovery) of doubtful accounts receivable	(1.0)	0.1
Deferred income taxes	(29.8)	(61.0)
Other	(3.6)	(3.9)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	40.9	8.0
Inventories	(36.7)	(7.5)
Prepaid expenses	20.6	2.3
Accounts payable	(14.0)	(19.6)
Income taxes	4.0	17.0
Accrued interest	(16.6)	(16.2)
Accrued wages and commissions	(48.2)	(34.8)
Accrued expenses and other	(49.0)	7.1
Net cash provided by operating activities	2.4	50.8
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	—	9.5
Purchases of investments	(16.3)	(9.5)
Net proceeds from sale of assets	—	0.2
Capital expenditures	(60.8)	(46.5)
Other acquisitions, net of cash acquired	(0.3)	(0.4)
Net cash used in investing activities	(77.4)	(46.7)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	—	(2.3)
Payments under senior secured credit facilities	(7.8)	(8.3)
Proceeds under revolvers	205.0	2.3
Payments under revolvers	—	(5.0)
Retirement of term loans	(180.0)	—
Payment of fees related to refinancing activities	—	(0.2)
Equity:
Option exercises	0.3	0.3
Net cash provided by (used in) financing activities	17.5	(13.2)
Effect of exchange rate changes on cash	1.9	(1.1)
Increase (decrease) in cash and cash equivalents	(55.6)	(10.2)
Cash and cash equivalents, beginning of period	247.6	355.6
Cash and cash equivalents, end of period	$192.0	$345.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$93.8	$101.3
Income taxes	$19.4	$32.2

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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (the “2014 Form 10-K”).
The May 31, 2014 condensed consolidated balances have been derived from the audited financial statements included in the 2014 Form 10-K.

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
LVB Acquisition Holding, LLC (“Holdings”) and the Principal Stockholders (as defined below) have entered into a voting agreement with Zimmer (the “Voting Agreement”). Under the Voting Agreement, Holdings agreed to execute and deliver a written consent with respect to the shares of LVB common stock owned by it, adopting the Merger Agreement and approving the merger. On October 3, 2014 Holdings executed and delivered a written consent adopting the Merger Agreement and approving the merger with respect to the 536,034,330 shares, or approximately 97%, of our common stock outstanding on the record date for the consent, September 19, 2014. As such, we have received written consents sufficient to approve our proposed merger with Zimmer.
Under the Merger Agreement, LVB will be acquired for an aggregate purchase price based on a total enterprise value of $13.35 billion, which will consist of $10.35 billion in cash (which is subject to adjustment) and 32,704,677 shares of Zimmer common stock (which number of shares represents the quotient of $3.0 billion divided by $91.73, the volume weighted average price of Zimmer’s common stock on the New York Stock Exchange for the five trading days prior to the date of the Merger Agreement). According to Zimmer’s Form 10-Q filed on August 7, 2014, in connection with the merger, Zimmer expects to pay off all of the outstanding funded debt of LVB, totaling $5,736.3 million as of August 31, 2014 and its subsidiaries, and the aggregate cash merger consideration paid by Zimmer at the closing will be reduced by such amount. Zimmer is expected to fund the cash portion of the merger consideration and the repayment of the outstanding funded debt of LVB and its subsidiaries with a combination of new debt and cash on hand. The closing of the merger is not conditioned on the receipt of any debt financing by Zimmer. Zimmer, however, is not required to consummate the merger until the completion of a 15 consecutive business day marketing period.
Recent Accounting Pronouncements
Income Taxes—In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The Company projects that this will have a very minimal impact, if any, on its financial position, results of operations or cash flows.
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
Revenue—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact this ASU will have on its financial position, results of operations or cash flows.
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
The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. As of August 31, 2014, the Company recorded a preliminary allocation of the purchase price to acquired tangible and identifiable intangible assets and liabilities assumed based on their fair value at the initial acquisition date. The Company is in the process of obtaining valuations of certain tangible and intangible assets and determining certain employee liabilities. The Company expects to complete the purchase price allocation in the second quarter of fiscal year 2015 after all valuations have been finalized.

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
The unaudited pro forma financial information for the combined entity is as follows:

Three Months Ended
(in millions)	August 31, 2013
Net sales	$753.8
Net income	$27.6
Pro forma adjustments have been made to the historical financial statements to account for those items directly attributable to the transaction and to include only adjustments which have a continuing impact. Pro forma adjustments include the incremental amortization and depreciation of assets of $1.2 million for the three months ended August 31, 2013. Adjustments reflect the elimination of the historical interest expense of Lanx as the transaction was a debt-free transaction. All pro forma adjustments were calculated with no tax impact due to the historical and acquired net operating losses.
Note 3—Inventories.
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	August 31, 2014	May 31, 2014
Raw materials	$90.2	$83.1
Work-in-process	52.1	54.4
Finished goods	581.9	555.9
Inventories	$724.2	$693.4
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
Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	August 31, 2014	May 31, 2014
Land and land improvements	$40.6	$40.8
Buildings and leasehold improvements	123.5	126.8
Machinery and equipment	420.8	414.5
Instruments	812.9	791.9
Construction in progress	50.2	47.9
Total property, plant and equipment	1,448.0	1,421.9
Accumulated depreciation	(724.7)	(705.9)
Total property, plant and equipment, net	$723.3	$716.0

The Company recorded depreciation expense of $49.7 million and $44.9 million for the three months ended August 31, 2014 and 2013, respectively.
Note 5—Investments.
At August 31, 2014, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.5	$0.1	$—	$0.6
Time deposit	24.9	—	—	24.9
Total available-for-sale investments	$25.4	$0.1	$—	$25.5

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$2.6	$0.1	$—	$2.7
Total trading investments	$2.6	$0.1	$—	$2.7
At May 31, 2014, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.6	$(0.3)	$0.5
Time deposit	10.2	—	—	10.2
Total available-for-sale investments	$10.4	$0.6	$(0.3)	$10.7

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$1.6	$0.3	$(0.1)	$1.8
Total trading investments	$1.6	$0.3	$(0.1)	$1.8
The Company recorded proceeds on the sales/maturities of investments of $9.5 million for the three months ended August 31, 2013, and no proceeds during the three months ended August 31, 2014. The Company purchased investments of $16.3 million and $9.5 million during the three months ended August 31, 2014 and 2013, respectively.

Note 6—Goodwill and Other Intangible Assets.
The balance of goodwill as of August 31, 2014 and May 31, 2014 was $3,627.8 million and $3,634.4 million, respectively. The change in goodwill is primarily related to foreign currency fluctuations.
The Company uses an accelerated method for amortizing customer relationship intangibles, as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization.
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

Intangible assets consisted of the following at August 31, 2014 and May 31, 2014:

(in millions)	August 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,736.4	$(590.9)	$1,145.5
Completed technology	670.1	(272.6)	397.5
Product trade names	205.5	(79.8)	125.7
Customer relationships	2,362.4	(988.1)	1,374.3
Non-compete contracts	4.9	(4.6)	0.3
Sub-total	4,979.3	(1,936.0)	3,043.3
Corporate trade names	307.5	—	307.5
Total	$5,286.8	$(1,936.0)	$3,350.8

(in millions)	May 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,743.3	$(569.8)	$1,173.5
Completed technology	672.0	(262.1)	409.9
Product trade names	208.1	(77.6)	130.5
Customer relationships	2,371.6	(955.9)	1,415.7
Non-compete contracts	4.9	(4.6)	0.3
Sub-total	4,999.9	(1,870.0)	3,129.9
Corporate trade names	309.7	—	309.7
Total	$5,309.6	$(1,870.0)	$3,439.6

The weighted average useful life of the intangibles at August 31, 2014 is as follows:

Weighted Average Useful Life
Core technology	14 years
Completed technology	8 years
Product trade names	12 years
Customer relationships	13 years
Non-compete contracts	1 year
Corporate trade names	Indefinite life
Expected amortization expense for the intangible assets stated above for the years ending May 31, 2015 through 2019 is $278.6 million, $273.7 million, $270.0 million, $252.6 million, and $246.6 million, respectively.

Note 7—Debt.
The terms and carrying value of each debt instrument at August 31, 2014 and May 31, 2014 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	August 31, 2014	May 31, 2014
Debt Instruments
Term loan facility B	March 25, 2015	LIBOR + 3.00%	USD	$103.0	$103.3
Term loan facility B-1	July 25, 2017	LIBOR + 3.50%	USD	$2,772.2	$2,959.6
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD	$—	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 2.00%	USD	$205.0	$—
Senior notes	August 1, 2020	6.500%	USD	$1,825.0	$1,825.0
Senior subordinated notes	October 1, 2020	6.500%	USD	$800.0	$800.0
Premium on notes				$31.1	$32.5
Total debt				$5,736.3	$5,720.4
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
The Company currently elects to use 1-month LIBOR for setting the interest rates on 90% of its U.S. dollar-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan and asset-based revolver as of August 31, 2014 was 0.16%. The 3-month LIBOR rate is used on the remainder of the U.S. dollar-denominated term loans and was 0.25% as of August 31, 2014. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25%of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. The total amount of required payments under the Company’s term loan facilities was $7.8 million for the three months ended August 31, 2014. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns.
The Company’s revolving borrowing base available under all debt facilities at August 31, 2014 was $469.5 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $205.0 million under the asset-based revolving credit facility.

As of August 31, 2014, $66.8 million of financing fees related to the Company’s credit agreement and refinancing remain in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement and new debt instruments.

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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at August 31, 2014 and May 31, 2014:

		Fair Value Measurements
	Fair Value at August 31, 2014	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$88.7	$88.7	$—	$—
Time deposits	24.9	—	24.9	—
Pension plan assets	147.4	—	132.4	15.0
Foreign currency exchange contracts	3.0	—	3.0	—
Equity securities	3.3	3.1	—	0.2
Total assets	$267.3	$91.8	$160.3	$15.2
Liabilities:
Interest rate swaps	$14.8	$—	$14.8	$—
Foreign currency exchange contracts	3.4	—	3.4	—
Total liabilities	$18.2	$—	$18.2	$—

		Fair Value Measurements
	Fair Value at May 31, 2014	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$145.0	$145.0	$—	$—
Time deposits	25.8	—	25.8	—
Pension plan assets	147.5	—	132.5	15.0
Foreign currency exchange contracts	1.1	—	1.1	—
Equity securities	0.5	0.3	—	0.2
Total assets	$319.9	$145.3	$159.4	$15.2
Liabilities:
Interest rate swaps	$20.2	$—	$20.2	$—
Foreign currency exchange contracts	1.3	—	1.3	—
Total liabilities	$21.5	$—	$21.5	$—
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of August 31, 2014 and May 31, 2014, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.
The estimated fair value of the Company’s long-term debt, including the current portion, at August 31, 2014 and May 31, 2014 was $5,897.0 million and $5,912.9 million, respectively, compared to carrying values of $5,736.3 million and $5,720.4 million, respectively. The fair value of the Company’s traded debt is considered Level 3 and was estimated using quoted market prices for the same or similar instruments, among other inputs. The fair value of the Company’s variable rate term debt was estimated using Bloomberg composite quotes. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
During the three months ended August 31, 2014 and 2013, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 9—Derivative Instruments and Hedging Activities.
The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.
Derivatives Designated as Hedging Instruments
Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in U.S. dollars as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of August 31, 2014, the Company had a swap liability of $14.8 million, which consisted of $7.0 million short-term and $8.0 million long-term, partially offset by a $0.2 million credit valuation adjustment. As of May 31, 2014, the Company had a swap liability of $20.2 million, which consisted of $8.8 million short-term and $11.6 million long-term, partially offset by a $0.2 million credit valuation adjustment.
The table below summarizes existing swap agreements at August 31, 2014 and May 31, 2014:

(in millions)					Fair Value at	Fair Value at
		Notional			August 31, 2014	May 31, 2014
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 years	USD	$195.0	September 25, 2009	September 25, 2014	$(1.3)	$(1.7)
2 years	USD	190.0	March 25, 2013	March 25, 2015	(0.7)	(1.0)
3 years	USD	270.0	December 27, 2013	September 25, 2016	(4.7)	(5.8)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(4.2)	(6.0)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(4.1)	(5.9)
Credit valuation adjustment					0.2	0.2
Total interest rate instruments					$(14.8)	$(20.2)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss). Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps before tax for the three months ended August 31, 2014 and 2013:

(in millions)	Three Months Ended
Derivatives in cash flow hedging relationship	August 31, 2014	August 31, 2013
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$5.3	$21.7
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	4.8	7.5
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—
As of August 31, 2014, the effective interest rate, including the applicable lending margin, on 47.13% ($1,355.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 5.07% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar term loans had an effective interest rate of 3.63%. As of August 31, 2014 and May 31, 2014, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 5.24% and 5.37%, respectively.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company may enter into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of August 31, 2014, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $3.0 million recorded in prepaid expenses and other, and liabilities of $3.4 million recorded in other accrued expenses. As of May 31, 2014, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $1.1 million recorded in prepaid expenses and other, and liabilities of $1.3 million recorded in other accrued expenses.
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
Accumulated other comprehensive income (loss) and the related components, net of tax, are included in the table below:

(in millions)	Unrecognized actuarial gains (losses)	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Accumulated other comprehensive income
May 31, 2014	$(11.0)	$62.6	$(12.3)	$—	$39.3
OCI before reclassifications	0.3	(48.2)	0.6	0.1	(47.2)
Reclassifications	—	—	3.0	—	3.0
August 31, 2014	$(10.7)	$14.4	$(8.7)	$0.1	$(4.9)
Reclassification adjustments from OCI are included in the table below:

(in millions)	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013	Location on Statement of Operations
Interest rate swaps	$4.8	$7.5	Interest expense

The tax effects in other comprehensive income (loss) are included in the tables below:

	Three Months Ended August 31, 2014			Three Months Ended August 31, 2013
(in millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Unrecognized actuarial gains (losses)	$0.4	$(0.1)	$0.3	$0.2	$—	$0.2
Foreign currency translation adjustments	(51.8)	3.6	(48.2)	(7.5)	12.0	4.5
Unrealized gain (loss) on interest rate swaps	(3.0)	3.6	0.6	14.2	(5.4)	8.8
Reclassifications on interest rate swaps	4.8	(1.8)	3.0	7.5	(2.8)	4.7
Unrealized gain (loss) on available-for-sale securities	0.1	—	0.1	—	—	—
Accumulated other comprehensive income	$(49.5)	$5.3	$(44.2)	$14.4	$3.8	$18.2
The tables above have been modified to reflect the retrospective application of ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income for all periods presented.
Note 11—Share-based Compensation and Stock Plans.
The Company expenses all share-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units (“RSUs”), based on the grant date fair value over the required award service period using the graded vesting attribution method. As the Company’s common stock is not currently traded on a national securities exchange, the fair market value of the Company’s common shares is determined by the Compensation Committee. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Share-based compensation expense recognized was $3.6 million and $4.7 million for the three months ended August 31, 2014 and 2013, respectively.
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
The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of August 31, 2014, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.

The Company’s effective income tax rate was (9.9)% for the three months ended August 31, 2014, compared to (371.2)% for the three months ended August 31, 2013. Primary factors in determining the effective tax rates include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of the Company’s foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. The quarterly income tax benefit increased by ($0.8) million, or (11.5)%, in the three months ended August 31, 2014, primarily as a result of updated assertions regarding uncertain tax benefits. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, decreased the quarterly income tax provision by ($25.9) million, or (392.8)%, in the three months ended August 31, 2013.

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
Net sales by product category for the three months ended August 31, 2014 and 2013 were as follows:

	Three Months Ended
(in millions)	August 31, 2014	August 31, 2013
Net sales by product:
Knees	$234.7	$225.1
Hips	155.3	149.7
S.E.T.	154.5	149.5
Spine, Bone Healing and Microfixation	122.8	101.6
Dental	53.7	53.9
Cement, Biologics and Other	53.8	50.9
Total	$774.8	$730.7
Net sales by geography for the three months ended August 31, 2014 and 2013 were as follows:

	Three Months Ended
(in millions)	August 31, 2014	August 31, 2013
Net sales by geography:
United States	$495.1	$469.9
Europe	161.3	151.5
International(1)	118.4	109.3
Total	$774.8	$730.7

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.

Long-term assets by geography as of August 31, 2014, May 31, 2014 and 2013 were as follows:

(in millions)	August 31, 2014	May 31, 2014	May 31, 2013
Long-term assets(1) by geography:
United States	$409.3	$396.9	$336.8
Europe	185.8	241.4	255.7
International	128.2	77.7	72.7
Total	$723.3	$716.0	$665.2

(1)	Defined as property, plant and equipment.
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

The following financial information presents the composition of the combined guarantor subsidiaries:
CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$61.0	$131.0	$—	$192.0
Accounts receivable, net	—	272.8	257.6	—	530.4
Inventories, net	—	394.5	329.7	—	724.2
Deferred income taxes	—	116.7	32.5	—	149.2
Prepaid expenses and other	—	129.0	55.4	—	184.4
Total current assets	—	974.0	806.2	—	1,780.2
Property, plant and equipment, net	—	422.6	300.7	—	723.3
Investments	—	12.8	15.4	—	28.2
Investment in subsidiaries	7,849.2	—	—	(7,849.2)	—
Intangible assets, net	—	2,681.2	669.6	—	3,350.8
Goodwill	—	3,146.5	481.3	—	3,627.8
Other assets	—	75.6	11.2	—	86.8
Total assets	$7,849.2	$7,312.7	$2,284.4	$(7,849.2)	$9,597.1
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$132.8	$—	$—	$—	$132.8
Accounts payable	—	74.9	45.5	—	120.4
Accrued interest	36.7	—	0.1	—	36.8
Accrued wages and commissions	—	62.6	56.4	—	119.0
Other accrued expenses	—	249.8	66.6	—	316.4
Total current liabilities	169.5	387.3	168.6	—	725.4
Long-term debt	5,603.5	—	—	—	5,603.5
Deferred income taxes	—	782.9	156.4	—	939.3
Other long-term liabilities	—	167.0	85.7	—	252.7
Total liabilities	5,773.0	1,337.2	410.7	—	7,520.9
Shareholder’s equity	2,076.2	5,975.5	1,873.7	(7,849.2)	2,076.2
Total liabilities and shareholder’s equity	$7,849.2	$7,312.7	$2,284.4	$(7,849.2)	$9,597.1

	May 31, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$101.8	$145.8	$—	$247.6
Accounts receivable, net	—	284.6	292.7	—	577.3
Inventories	—	374.3	319.1	—	693.4
Deferred income taxes	—	117.9	32.0	—	149.9
Prepaid expenses and other	—	128.0	74.9	—	202.9
Total current assets	—	1,006.6	864.5	—	1,871.1
Property, plant and equipment, net	—	412.4	303.6	—	716.0
Investments	—	11.9	0.6	—	12.5
Investment in subsidiaries	7,882.9	—	—	(7,882.9)	—
Intangible assets, net	—	2,740.1	699.5	—	3,439.6
Goodwill	—	3,146.7	487.7	—	3,634.4
Other assets	—	81.5	11.5	—	93.0
Total assets	$7,882.9	$7,399.2	$2,367.4	$(7,882.9)	$9,766.6
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$133.1	$—	$—	$—	$133.1
Accounts payable	—	86.9	48.4	—	135.3
Accrued interest	53.3	—	0.1	—	53.4
Accrued wages and commissions	—	90.0	78.7	—	168.7
Other accrued expenses	—	259.4	95.3	—	354.7
Total current liabilities	186.4	436.3	222.5	—	845.2
Long-term debt	5,587.3	—	—	—	5,587.3
Deferred income taxes	—	811.3	157.3	—	968.6
Other long-term liabilities	—	170.8	85.5	—	256.3
Total liabilities	5,773.7	1,418.4	465.3	—	7,657.4
Shareholder’s equity	2,109.2	5,980.8	1,902.1	(7,882.9)	2,109.2
Total liabilities and shareholder’s equity	$7,882.9	$7,399.2	$2,367.4	$(7,882.9)	$9,766.6

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended August 31, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$508.7	$266.1	$—	$774.8
Cost of sales	—	206.2	9.7	—	215.9
Gross profit	—	302.5	256.4	—	558.9
Selling, general and administrative expense	—	231.2	130.5	—	361.7
Research and development expense	—	31.4	11.4	—	42.8
Amortization	—	55.6	16.3	—	71.9
Operating income	—	(15.7)	98.2	—	82.5
Interest expense	80.1	—	—	—	80.1
Other (income) expense	—	5.2	(9.4)	—	(4.2)
Income (loss) before income taxes	(80.1)	(20.9)	107.6	—	6.6
Tax expense (benefit)	(30.4)	(7.9)	37.6	—	(0.7)
Equity in earnings of subsidiaries	57.0	—	—	(57.0)	—
Net income (loss)	$7.3	$(13.0)	$70.0	$(57.0)	$7.3
Other comprehensive income (loss)	$(44.2)	$0.1	$(47.9)	$47.8	$(44.2)
Total comprehensive income (loss)	$(36.9)	$(12.9)	$22.1	$(9.2)	$(36.9)

	Three Months Ended August 31, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$481.5	$249.2	$—	$730.7
Cost of sales	—	180.7	27.3	—	208.0
Gross profit	—	300.8	221.9	—	522.7
Selling, general and administrative expense	—	193.9	119.4	—	313.3
Research and development expense	—	27.9	9.6	—	37.5
Amortization	—	61.3	14.2	—	75.5
Operating income (loss)	—	17.7	78.7	—	96.4
Interest expense	87.0	—	0.6	—	87.6
Other (income) expense	—	(2.3)	4.5	—	2.2
Income (loss) before income taxes	(87.0)	20.0	73.6	—	6.6
Tax expense (benefit)	(33.1)	7.6	1.0	—	(24.5)
Equity in earnings of subsidiaries	85.0	—	—	(85.0)	—
Net income (loss)	$31.1	$12.4	$72.6	$(85.0)	$31.1
Other comprehensive income (loss)	$13.5	$—	$4.7	$—	$18.2
Total comprehensive income (loss)	$44.6	$12.4	$77.3	$(85.0)	$49.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Three Months Ended August 31, 2014
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.2)	$(2.8)	$22.4	$—	$2.4
Purchases of investments	—	—	(16.3)	—	(16.3)
Capital expenditures	—	(38.0)	(22.8)	—	(60.8)
Other	—	(0.3)	—	—	(0.3)
Cash flows provided by (used in) investing activities	—	(38.3)	(39.1)	—	(77.4)
Proceeds under revolvers	205.0	—	—	—	205.0
Tender/retirement of senior notes due 2017 and term loans	(180.0)	—	—	—	(180.0)
Other	(7.8)	0.3	—	—	(7.5)
Cash flows provided by (used in) financing activities	17.2	0.3	—	—	17.5
Effect of exchange rate changes on cash	—	—	1.9	—	1.9
Increase (decrease) in cash and cash equivalents	—	(40.8)	(14.8)	—	(55.6)
Cash and cash equivalents, beginning of period	—	101.8	145.8	—	247.6
Cash and cash equivalents, end of period	$—	$61.0	$131.0	$—	$192.0

	Three Months Ended August 31, 2013
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$5.8	$(36.9)	$81.9	$—	$50.8
Capital expenditures	—	(35.3)	(11.2)	—	(46.5)
Other	—	(0.4)	0.2	—	(0.2)
Cash flows provided by (used in) investing activities	—	(35.7)	(11.0)	—	(46.7)
Cash flows provided by (used in) financing activities	(5.8)	0.3	(7.7)	—	(13.2)
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)
Decrease in cash and cash equivalents	—	(72.3)	62.1	—	(10.2)
Cash and cash equivalents, beginning of period	—	35.3	320.3	—	355.6
Cash and cash equivalents, end of period	$—	$(37.0)	$382.4	$—	$345.4

Note 15—Restructuring.
The Company recorded $1.8 million and $6.3 million in restructuring costs during the three months ended August 31, 2014 and 2013, respectively. During fiscal year 2014 the expense is employee severance costs, with fiscal year 2015 including both employee severance costs and plant closure costs. The expense resulted primarily from the planned closures of the Swindon, United Kingdom manufacturing facility and the Le Locle, Switzerland manufacturing facility. These restructuring charges were recorded within cost of sales, selling, general and administrative expense, and research and development expense and other accrued expenses. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Restructuring Costs
Restructuring Accrual:
Balance at May 31, 2014	$42.5
Costs incurred and charged to expense	1.8
Costs paid or otherwise settled	(21.0)
Non-cash adjustments(1)	(0.2)
Balance at August 31, 2014	$23.1

(1)	Primarily related to foreign currency fluctuations.

(in millions)	Restructuring Costs
Restructuring Accrual:
Balance at May 31, 2013	$8.9
Costs incurred and charged to expense	6.3
Costs paid or otherwise settled	(5.3)
Non-cash adjustments(1)	0.7
Balance at August 31, 2013	$10.6

(1)	Primarily related to foreign currency fluctuations.

Note 16—Contingencies.
The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies, except for claims associated with metal-on-metal hip products, was $34.0 million and $39.1 million at August 31, 2014 and May 31, 2014, respectively, and primarily relate to certain product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation described below.
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
In April 2009, Biomet received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to the Company’s EBI subsidiary’s non-invasive bone growth stimulators. It is the Company’s understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. The Company received subsequent subpoenas in connection with the investigation in September 2009, June 2010, February 2011 and March 2012, along with several informal requests for information. Biomet has produced responsive documents and is fully cooperating in the investigation. The Company can make no assurances as to the time and resources that will be needed to devote to this inquiry or its final outcome.

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
U.S. Department of Justice Civil Division Investigation
In September 2010, Biomet received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice—Civil Division pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that Biomet, OtisMed Corporation and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee (a trademark of OtisMed Corporation) knee replacement system. The Company has produced responsive documents and is fully cooperating in the investigation.
U.S. Securities and Exchange Commission Investigation
On September 25, 2007, the Company received a letter from the SEC informing the Company that it was conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act, or FCPA, in the marketing and sale of medical devices in certain foreign countries by companies in the medical devices industry. The FCPA prohibits domestic concerns, including U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents, from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining an improper advantage. This law also requires issuers of publicly registered securities to maintain records which fairly and accurately reflect transactions and to maintain an adequate system of internal controls. In many countries, hospitals and clinics are government-owned and, therefore, healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the FCPA. On November 9, 2007, the Company received a letter from the DOJ requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis.
On March 26, 2012, the Company resolved the DOJ’s and SEC’s investigations by entering into a Deferred Prosecution Agreement, referred to as a “DPA” in this consent solicitation statement/prospectus, with the DOJ and a Consent to Final Judgment, referred to as the “Consent” in this consent solicitation statement/prospectus, with the SEC. Pursuant to the DPA, the DOJ agreed to defer prosecution of the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the term of the DPA. The DPA has a three-year term but provides that it may be extended in the sole discretion of the DOJ for an additional year. The DOJ further agreed to not continue its prosecution and to seek to dismiss its indictment should Biomet satisfy its obligations under the agreement over the term of the DPA.
In addition, pursuant to the terms of the DPA, an independent external compliance monitor was appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the term of the DPA. The monitor has divided his review into two phases. The first phase consisted of the monitor familiarizing himself with the Company’s global compliance program, assessing the effectiveness of the program and making recommendations for enhancement of the Company’s compliance program based on that review. The second phase commenced in June 2013 and consists of the monitor testing implementation of his recommended enhancements to the Company’s compliance program. The monitor recently identified that certain of the Company’s compliance enhancements have been implemented too recently to be satisfactorily tested, and the Company continues to work with the monitor to allow for such transactional testing. The Consent the Company entered into with the SEC mirrors the DPA’s provisions with respect to the compliance monitor. Compliance with the DPA requires substantial cooperation of the Company’s employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters.
The Company agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ. The terms of the DPA and the associated monetary penalty reflect Biomet’s full cooperation throughout the investigation. The Company further agreed in its Consent to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million.
In October 2013, the Company became aware of certain alleged improprieties regarding its operations in Brazil and Mexico. The Company retained counsel and other experts to investigate both matters. Based on the results of its ongoing investigations, the Company has terminated, suspended or otherwise disciplined certain of the employees and executives involved in these matters, and has taken certain other remedial measures. Additionally, pursuant to the terms of the DPA, in April 2014, May 2014, July 2014, and again in October 2014, the Company discussed matters raised by the investigations with the independent compliance monitor, DOJ and SEC.

On July 2, 2014, the SEC issued a subpoena to the Company requiring that the Company produce certain documents relating to such matters. Moreover, pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by the Company constitutes a violation or breach of the DPA. If the DOJ determines that the conduct underlying these investigations constitutes a violation or breach of the DPA, the DOJ could, among other things, extend or revoke the DPA or prosecute the Company and/or the involved employees and executives. The Company continues to cooperate with the SEC and DOJ and expects that discussions with the SEC and the DOJ will continue.
From time to time, the Company is, and may continue to be, the subject of additional investigations. If, as a result of the investigations described above or any additional investigations, the Company is found to have violated one or more applicable laws, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. If some of the Company’s existing business practices are challenged as unlawful, the Company may have to modify those practices, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Product Liability
The Company has received claims for personal injury associated with its metal-on-metal hip products. The Company’s accrual for contingencies for claims associated with metal-on-metal hip products at August 31, 2014 and May 31, 2014 is $123.5 million and $123.5 million, respectively. The pre-trial management of certain of these claims has been consolidated in a multi-district proceeding in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The Company believes the number of claims continues to increase incrementally due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company’s accrual for contingencies could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
As of September 30, 2014, the Company is a defendant in 1,976 product liability lawsuits relating to metal-on-metal hip implants. The majority of these cases involve the M2a-Magnum hip system. The cases are venued in various state and federal courts. 1,874 of the cases are currently consolidated in one federal multi-district proceeding in the U.S. District Court for the Northern District of Indiana. The Company has seen a decrease in the number of claims filed since the last date to participate in the settlement reached in the multi-district litigation involving the Company’s metal-on-metal hip systems expired in April 2014. To date, more than 450 metal-on-metal cases against the Company have been dismissed without prejudice.
On February 3, 2014, the Company announced the settlement of the Multi-District Litigation entitled MDL 2,391 – In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. The Company continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. As of August 31, 2014, the Company accrued $123.5 million for contingencies associated with metal-on-metal hip products.
On September 26, 2014, the Company paid $50.0 million into a court ordered escrow account to fund the initial payments of settlements set forth in the Settlement Agreement. This payment exhausted the remainder of self insured retention in the Company’s insurance program, which is $50.0 million. The Company is pursuing insurance claims for reimbursement for the amount in excess of the self insured retention. The Company maintains $100.0 million of third-party insurance coverage. The Company’s insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of the Company’s insurance carriers have reserved all rights under their respective policies. The Company has received a letter from one of its carriers denying coverage, and certain of its other insurance carriers could also deny coverage for some or all of the Company’s insurance claims. The Company continues to believe its contracts with the insurance carriers are enforceable for these claims and the settlement agreement. However, the Company would be responsible for any amounts that its insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of the Company’s third-party insurance coverage. The settlement does not affect certain other claims relating to the Company’s metal-on-metal hip products that are pending in various state courts, or other claims that may be filed in the future. The Company is currently assessing any potential receivables to be recorded for recoveries from the insurance carriers. As of August 31, 2014, no receivable has been recorded.
Future revisions in the Company’s estimates of these provisions could materially impact its results of operations and financial position. The Company uses the best information available to determine the level of accrued product liabilities, and the Company believes its accruals are adequate.

Intellectual Property Litigation

On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. Prior to the filing of this lawsuit, on March 8, 2013, the Company filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue, and Acacia Research Group LLC entered counterclaims of infringement seeking damages in an amount yet to be determined and injunctive relief. On September 17, 2013, the May 3, 2013 case filed in the Eastern District of Texas was dismissed. On March 31, 2014, the Company entered into a Settlement and License Agreement with Bonutti Skeletal Innovations LLC settling all claims related to U.S. Patents 5,921,986, 6,638,279, 7,070,557, 7,087,073, and 8,147,514 for a one-time payment, and on June 25, 2014, the U.S. District Court for the Northern District of Indiana issued an order dismissing the claims related to these patents with prejudice. The U.S. District Court for the Northern District of Indiana held a Markman hearing on September 24, 2014.  The Court has not yet ruled on the arguments presented.  The Company is vigorously defending this matter and believes that its defenses against infringement for the patents remaining in the suit are valid and meritorious. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

In December 2008, Heraeus Kulzer GmbH (“Heraeus”), initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries of Biomet, alleging that Biomet and Biomet Europe BV misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements, which are referred to as European Cements. The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred (alleged to be in excess of €30.0 million). On December 20, 2012, the trial court dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH was the only Biomet entity remaining as a defendant.
Following an appeal by Heraeus (which, in the meantime, has assigned its claim to its affiliate Heraeus Medical GmbH-Heraeus and Heraeus Medical GmbH collectively referred to as “Heraeus” hereafter), on June 5, 2014, the German appeals court (i) enjoined Biomet, Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005 and (iii) ruled that no further review may be sought. Damages have not been determined. The judgment is not final and the defendants will seek review (including review of the appeals court ruling that no further review may be sought) from Germany’s Supreme Court. The defendants issued a bank guaranty in favor of Heraeus for €11.25 million in order to stay the judgment. During the pendency of the stay, the defendants were entitled to continue the manufacture, marketing, sale and offering of European Cements in their current composition. On July 3, 2014, Heraeus offered counter security and which allowed Heraeus to terminate the stay and execute the judgment at any time. On August 21, 2014, Heraeus notified the Biomet Group that it would execute the judgment effective as of August 22, 2014. As a result, Biomet Europe BV and Biomet Deutschland GmbH are enjoined from the manufacture, marketing, sale and offering of European Cements in Germany. While Heraeus has indicated that it intends to take the position that the judgment would prohibit the manufacture, marketing, sale and offering of European Cements outside of Germany as well, Biomet, Biomet Europe BV and Biomet Deutschland GmbH will vigorously contest any attempt to extend the effect of the judgment beyond Germany. Biomet, Biomet Europe BV and Biomet Deutschland thus filed a declaratory action in Germany on August 3, 2014 to have the court determine the reach of the appeals court decision. On September 11, 2014 Heraeus filed a motion to have a penalty imposed on Biomet Deutschland and Biomet Europe BV based on continued sales of the European cements outside of Germany. Following a formal request by Biomet, on September 18, 2014, Heraeus returned Biomet’s a portion of the bank guaranty to the extent it had been matched by Heraeus in July.

No prediction can be made as to the likelihood of review being granted by Germany’s Supreme Court nor can any assurance be made as to the time or resources that will be needed to devote to this litigation or its final outcome.
On September 8, 2014, Heraeus Medical GmbH (“Heraeus Medical”) filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”) in the United States District Court for the Eastern District of Pennsylvania.   The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet which, in turn, incorporates the subject copolymers into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated. The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims-all based upon the same trade secret misappropriation theory.  Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages in an unspecified amount.  The complaint also seeks punitive damages, costs, and attorneys’ fees. Other than the filing of the complaint, there has been no other activity in the case yet.  If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products. Although Heraeus has not named Biomet as a party to this lawsuit, Biomet has agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter. On September 29, 2014, the Court held a hearing on Heraeus’s Motion for a Temporary Restraining Order. The court took the matter under advisement and has not ruled on the motion.
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
Based on the advice of the Company’s counsel in these matters, the Company believes that it is unlikely that the resolution of any of these matters and any liabilities in excess of amounts provided will be material to the Company’s financial position, results of operations or cash flows.
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

Management Services Agreement
Upon completion of the 2007 Acquisition, Biomet entered into a management services agreement with certain affiliates of the Principal Stockholders, pursuant to which such affiliates of the Principal Stockholders or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the 2007 Acquisition for the services rendered by such entities related to the 2007 Acquisition upon entering into the agreement, and the Principal Stockholders receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the 2007 Acquisition. The Company is required to pay the Principal Stockholders the monitoring fee on a quarterly basis in arrears. The total amount of Principal Stockholder fees was $2.6 million and $2.4 million for the three months ended August 31, 2014 and 2013, respectively. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. The Company is also required by the management services agreement to pay certain subsequent fees for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company. Upon completion of the Zimmer Merger, which represents a change in control, the Company expects to pay a one-time fee to affiliates of its Principal Stockholders in the amount of $88.0 million.

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

Registration Rights Agreement
The Principal Stockholder Funds and the Co-Investors also entered into a registration rights agreement with Holding, LVB and Biomet upon the closing of the 2007 Acquisition. Pursuant to this agreement, the Principal Stockholder Funds have the power to cause Holding, LVB and Biomet to register their, the Co-Investors’ and certain other persons’ equity interests under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The agreement also entitles the Principal Stockholder Funds and the Co-Investors to participate in any future registration of equity interests under the Securities Act that LVB Holding, LVB or Biomet may undertake. Certain trusts associated with Dr. Dane A. Miller, Ph.D., one of our directors, are also parties to the registration rights agreement and benefit from its provisions.
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

Agreements with Dr. Dane A. Miller, Ph.D.
On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. On August 19, 2013, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to extend the term of the agreement through the earlier of September 1, 2014, an initial public offering or a change of control. On April 22, 2014, Biomet entered into a third amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to pay him, upon a termination of his consulting agreement, consulting fees owed to date and a termination fee of $2 million upon the earlier of a change in control or an initial public offering, provided such event occurs prior to January 1, 2016. Dr. Miller received payments under the consulting agreement of $0.1 million during the three months ended August 31, 2013, with no payments during the three months ended August 31, 2014.
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
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of August 31, 2014, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.
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
There were no payments made during the three months ended August 31, 2014 or 2013.
Core Trust Purchasing Group Participation Agreement
Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.3 million for the three months ended August 31, 2013, with no payments during the three months ended August 31, 2014.
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
Capital Contributions and Share Repurchases
At the direction of LVB, Biomet may fund the repurchase of common shares of its parent company, from former employees pursuant to the LVB Acquisition, Inc. management Stockholders’ Agreement. There were no repurchases during the three months ended August 31, 2014 and 2013. There were no additional contributions for the three months ended August 31, 2014 and 2013.

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
Executive Overview
Our consolidated net sales increased 6.0% for the three months ended August 31, 2014 to $774.8 million, compared to $730.7 million for the three months ended August 31, 2013. The effect of foreign currency fluctuations positively impacted reported net sales for the three months ended August 31, 2014 by $3.0 million, with Europe reported net sales positively impacted by $4.9 million, and International reported net sales negatively impacted by $1.9 million. The following represents key items for the three months ended August 31, 2014 compared to the three months ended August 31, 2013:

•	Consolidated net sales increased 6.0% (5.6% constant currency) worldwide to approximately $775 million

•	Knee sales grew 4.3% (3.8% constant currency) worldwide to $234.7 million

•	Hip sales increased 3.8% (3.6% constant currency) worldwide to $155.3 million

•	S.E.T. sales increased 3.4% (3.0% constant currency) worldwide to $154.5 million

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
For the Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013

	Three Months Ended August 31, 2014 Net Sales Growth As Reported	Currency Impact	Three Months Ended August 31, 2014 Net Sales Growth in Local Currencies
Knees	4.3%	(0.5)%	3.8%
Hips	3.8%	(0.2)%	3.6%
Sports, Extremities, Trauma (S.E.T.)	3.4%	(0.4)%	3.0%
Spine, Bone Healing & Microfixation	20.9%	(0.1)%	20.8%
Dental	(0.5)%	(0.6)%	(1.1)%
Cement, Biologics & Other	5.5%	(1.1)%	4.4%
Net Sales	6.0%	(0.4)%	5.6%

	Three Months Ended August 31, 2014 Net Sales Growth As Reported	Currency Impact	Three Months Ended August 31, 2014 Net Sales Growth in Local Currencies
United States	5.4%	—%	5.4%
Europe	6.5%	(3.3)%	3.2%
International	8.3%	1.7%	10.0%
Total	6.0%	(0.4)%	5.6%

Results of Operations
For the Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013

(in millions, except percentages)	Three Months Ended August 31, 2014	Percentage of Net Sales	Three Months Ended August 31, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$774.8	100.0%	$730.7	100.0%	6.0%
Cost of sales	215.9	27.9	208.0	28.5	3.8
Gross profit	558.9	72.1	522.7	71.5	6.9
Selling, general and administrative expense	361.7	46.7	313.3	42.9	15.4
Research and development expense	42.8	5.5	37.5	5.1	14.1
Amortization	71.9	9.3	75.5	10.3	(4.8)
Operating income	82.5	10.6	96.4	13.2	(14.4)
Interest expense	80.1	10.3	87.6	12.0	(8.6)
Other (income) expense	(4.2)	(0.5)	2.2	0.3	*
Other expense, net	75.9	9.8	89.8	12.3	(15.5)
Income (loss) before income taxes	6.6	0.9	6.6	0.9	—
Provision (benefit) from income taxes	(0.7)	(0.1)	(24.5)	(3.4)	(97.1)
Net income	$7.3	0.9%	$31.1	4.3%	(76.5)%

Adjusted net income(1)	$94.6	12.2%	$77.1	10.6%	22.7%
Adjusted EBITDA(1)	$253.2	32.7%	$234.5	32.1%	8.0%

(1)	See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.

*	Not meaningful.
Sales
Net sales were $774.8 million for the three months ended August 31, 2014, and $730.7 million for the three months ended August 31, 2013.

The following tables provide net sales by geography and product category:
Sales by Geography Summary

(in millions, except percentages)	Three Months Ended August 31, 2014	Percentage of Net Sales	Three Months Ended August 31, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
United States	$495.1	63.9%	$469.9	64.3%	5.4%
Europe	161.3	20.8	151.5	20.7	6.5
International(1)	118.4	15.3	109.3	15.0	8.3
Total	$774.8	100.0%	$730.7	100.0%	6.0%

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.

(2)	Amounts may not recalculate due to rounding.
Product Category Summary

(in millions, except percentages)	Three Months Ended August 31, 2014	Percentage of Net Sales	Three Months Ended August 31, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)(1)
Knees	$234.7	30.3%	$225.1	30.8%	4.3%
Hips	155.3	20.0	149.7	20.5	3.8
Sports, Extremities, Trauma (S.E.T.)	154.5	19.9	149.5	20.5	3.4
Spine, Bone Healing and Microfixation	122.8	16.0	101.6	13.9	20.9
Dental	53.7	6.9	53.9	7.4	(0.5)
Cement, Biologics and Other	53.8	6.9	50.9	6.9	5.5
Total	$774.8	100.0%	$730.7	100.0%	6.0%

(1)	Amounts may not recalculate due to rounding.
Knees
Net sales of knee products for the three months ended August 31, 2014 were $234.7 million, or 30.3% of net sales, representing a 4.3% increase worldwide (3.8% increase on a constant currency basis) compared to net sales of $225.1 million, or 30.8% of net sales, during the three months ended August 31, 2013, with a 2.2% increase in the United States. During the fiscal first quarter, increased demand for the Oxford Partial Knee, the Vanguard SSK 360 Revision System and the OSS (Orthopaedic Salvage System) contributed to our knee sales growth.
Hips
Net sales of hip products for the three months ended August 31, 2014 were $155.3 million, or 20.0% of net sales, representing a 3.8% increase worldwide (3.6% increase on a constant currency basis) compared to net sales of $149.7 million, or 20.5% of net sales, during the three months ended August 31, 2013, with a 2.6% sales increase in the United States. Our hip sales were driven primarily by increased adoption of key technologies during the fiscal first quarter, including both the traditional and Microplasty versions of the Taperloc Complete Hip System, the G7 Multi-Bearing Acetabular System and the Arcos Modular Femoral Revision System.
S.E.T.
Worldwide net sales of S.E.T. products for the three months ended August 31, 2014 were $154.5 million, or 19.9% of net sales, representing a 3.4% increase worldwide (3.0% increase on a constant currency basis) compared to net sales of $149.5 million, or 20.5% of net sales, during the three months ended August 31, 2013, with a 1.3% sales increase in the United States. Products that contributed to our S.E.T. sales during the fiscal first quarter were the JuggerKnot brand products, including the JuggerKnotless all-suture knotless anchor, as well as the reverse, anatomic and fracture components of our Comprehensive Shoulder System. We also received strong demand during the quarter for our Signature Patient Specific Glenoid Guides.
Spine, Bone Healing and Microfixation
Worldwide net sales of spine, bone healing and microfixation products for the three months ended August 31, 2014 were $122.8 million, or 16.0% of net sales, representing a 20.9% increase worldwide (20.8% increase on a constant currency basis) compared to net sales of $101.6 million, or 13.9% of net sales, for the three months ended August 31, 2013, with a 20.9% sales increase in the United States. Sales in the fiscal first quarter for our Spine, Bone Healing and Microfixation product category included the benefit of additional revenue related to the acquisition of Lanx, Inc. Increased demand for thoracolumbar hardware systems and osteobiologics for the spine contributed to our fiscal first quarter spine and bone healing sales. The Polaris Deformity System and the Timberline Lateral Fusion System were the key growth drivers from our thoracolumbar portfolio, while the Cellentra VCBM (Viable Cell Bone Matrix) allogenic stem cell matrix continued to demonstrate strong market traction. Microfixation sales grew principally from increased demand for our craniomaxillofacial titanium plating systems and our thoracic products, including the SternaLock Blu Sternal Closure System and the Pectus Bar.

Dental
Worldwide net sales of dental products for the three months ended August 31, 2014 were $53.7 million, or 6.9% of net sales, representing a 0.5% decrease worldwide (1.1% decrease on a constant currency basis) compared to net sales of $53.9 million, or 7.4% of net sales, during the three months ended August 31, 2013, with a 1.3% sales increase in the United States.
Cement, Biologics and Other
Worldwide net sales of cement, biologics and other products for the three months ended August 31, 2014 were $53.8 million, or 6.9% of net sales, representing a 5.5% increase worldwide (4.4% increase on a constant currency basis) compared to net sales of $50.9 million, or 6.9% of net sales, during the three months ended August 31, 2013, with a 3.3% sales increase in the United States. Sales of bone cements and accessories grew during the fiscal first quarter principally due to demand for the Optipac Pre-Filled Cement Mixing System, which is available in markets outside the United States. Sales of Cobalt Bone Cement in Japan also contributed to the growth during the quarter. Additionally, sales of our StageOne Modular Hip Spacer Mold continued to increase, while we received market acceptance of our StageOne Shoulder Spacer Mold during the quarter. Cerament injectable Bone Void Filler and the BioCUE Blood and Bone Marrow Aspiration Concentration System were the primary contributors to our sales growth in Biologics this quarter. In addition, StaGraft Demineralized Bone Matrix and DermaSpan Acellular Dermal Matrix gained strong market acceptance during the fiscal first quarter.
Cost of Sales

Cost of sales for the three months ended August 31, 2014 increased to $215.9 million, as compared to cost of sales for the three months ended August 31, 2013 of $208.0 million, or 27.9% and 28.5% of net sales, respectively, an increase of $7.9 million or a decrease of 0.6% of net sales. Cost of sales as a percentage of net sales decreased 0.4% due to lower requirements for inventory reserves and favorable royalty expense, partially offset by lower average selling prices and unfavorable foreign currency translation due primarily to the effect of the weakening Yen on sales. Cost of sales as a percentage of net sales decreased 0.2% primarily due to lower costs related to our ongoing operational restructuring program.
Gross Profit

Gross profit for the three months ended August 31, 2014 increased to $558.9 million, as compared to gross profit for the three months ended August 31, 2013 of $522.7 million, or 72.1% and 71.5% of net sales, respectively, an increase of $36.2 million, or 0.6% of net sales.
Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended August 31, 2014 increased to $361.7 million, as compared to selling, general and administrative expense for the three months ended August 31, 2013 of $313.3 million, or 46.7% and 42.9% of net sales, respectively, an increase of $48.4 million, or an increase of 3.8% of net sales. Selling, general and administrative expense as a percentage of net sales increased 0.7% driven by increased spend related to the 2013 Spine Acquisition and incremental marketing expenses to support new product launches, including Vanguard XP. Selling, general and administrative expense as a percentage of net sales increased by 3.1% primarily related to certain litigation charges and costs related to the Zimmer Merger.

Research and Development Expense
Research and development expense for the three months ended August 31, 2014 increased to $42.8 million, as compared to research and development expense for the three months ended August 31, 2013 of $37.5 million, or 5.5% and 5.1% of net sales, respectively, an increase of $5.3 million, or an increase of 0.4% of net sales. The increase as a percentage of net sales reflects the addition of spine research and development spending following the 2013 Spine Acquisition as well as increases in spending for our global orthopedics and S.E.T. pipelines.
Amortization
Amortization expense for the three months ended August 31, 2014 was $71.9 million, or 9.3% of net sales, compared to $75.5 million for the three months ended August 31, 2013, or 10.3% of net sales. This decrease was primarily due to accelerating the amortization of our customer relationship intangibles, as the value for those relationships is greater at the beginning of their life, partially offset by increased amortization due to the 2013 Spine Acquisition.
Interest Expense
Interest expense was $80.1 million for the three months ended August 31, 2014, compared to interest expense of $87.6 million for the three months ended August 31, 2013. The decrease was primarily due to lower average interest rates on our U.S. dollar denominated term loan.
Other (Income) Expense
Other (income) expense was income of $4.2 million for the three months ended August 31, 2014, compared to expense of $2.2 million for the three months ended August 31, 2013. The income in fiscal year 2014 is primarily attributable to realized gains on the sale of investments and favorable foreign exchange gains. The expense in fiscal year 2013 was primarily related to foreign currency losses and loss on extinguishment of debt.

Provision (Benefit) from Income Taxes

The effective income tax rate was (9.9)% for the three months ended August 31, 2014, compared to (371.2)% for the three months ended August 31, 2013. Primary factors in determining the effective tax rates include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. The quarterly income tax benefit increased by ($.8) million, or (11.5)%, in the three months ended August 31, 2014, primarily as a result of updated assertions regarding uncertain tax benefits. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, decreased the quarterly income tax provision by ($25.9) million, or (392.8)%, in the three months ended August 31, 2013.
Non-GAAP Financial Measures
Adjusted Net Income
Adjusted net income increased to $94.6 million for the three months ended August 31, 2014, compared to $77.1 million for the three months ended August 31, 2013, or 12.2% and 10.6% of net sales, respectively. The 22.7% growth in Adjusted net income was due to the increase in Adjusted EBITDA explained below and lower interest expense.
Adjusted EBITDA
Adjusted EBITDA increased to $253.2 million for the three months ended August 31, 2014 compared to $234.5 million for the three months ended August 31, 2013, or 32.7% and 32.1% of net sales, respectively. The Adjusted EBITDA margin improved as a result of gross margin improvement in other cost of sales and other income due to a realized gain on the sale of investments and favorable exchange gains, which were offset by the impact of foreign exchange, lower average selling prices and the 2013 Spine Acquisition.

Liquidity and Capital Resources
Cash Flows
The following is a summary of the cash flows by activity for the three months ended August 31, 2014 and 2013:

(in millions)	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
Net cash from (used in):
Operating activities	$2.4	$50.8
Investing activities	(77.4)	(46.7)
Financing activities	17.5	(13.2)
Effect of exchange rate changes on cash	1.9	(1.1)
Change in cash and cash equivalents	$(55.6)	$(10.2)
For the Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013
Our cash and cash equivalents were $192.0 million as of August 31, 2014, compared to $345.4 million as of August 31, 2013. We generally maintain our cash and cash equivalents and investments in money market funds, time deposits and debt instruments. Cash and cash equivalents held outside of the United States were $131.0 million as of August 31, 2014. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.
Operating Cash Flows
Net cash provided by operating activities was $2.4 million for the three months ended August 31, 2014, compared to cash flows provided of $50.8 million for the three months ended August 31, 2013. The decrease was attributable to inventory builds, increased special charges and timing of certain other working capital items.

Investing Cash Flows
Net cash used in investing activities was $77.4 million for the three months ended August 31, 2014, compared to cash used of $46.7 million for the three months ended August 31, 2013. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $14.3 million during the period and purchases of investments of $16.3 million during the three months ended August 31, 2014 that were not offset by proceeds from sales/maturities of investments.
Financing Cash Flows
Net cash provided by financing activities was $17.5 million for the three months ended August 31, 2014, compared to cash used in financing activities of $13.2 million for the three months ended August 31, 2013. The difference was primarily related to proceeds under the revolver in excess of retirement of term loans of $25.0 million during the three months ended August 31, 2014.
Balance Sheet Metrics
Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	August 31, 2014	May 31, 2014	August 31, 2013
Days Sales Outstanding(1)	65.2	62.7	66.0
Inventory Turns(2)	1.52	1.58	1.35

(1)	DSO is calculated by dividing the quarter-over-quarter average accounts receivable balance by the last quarter net sales multiplied by 91.25 days.

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The increase in DSOs compared to May 31, 2014 is primarily due to seasonality. We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns were consistent with May 31, 2014 and increased compared to August 31, 2013 due to increased inventory builds for new products.
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

Reconciliations of historical net income (loss) to Adjusted EBITDA and Adjusted net income are set forth in the following table:

	Three Months Ended
(in millions)	August 31, 2014	August 31, 2013
Adjusted EBITDA:
Net income (loss), as reported	$7.3	$31.1
Plus (minus):
Interest expense	80.1	87.6
Benefit from income taxes	(0.7)	(24.5)
Depreciation and amortization	122.1	120.4
Special items, before amortization from purchase accounting, interest and tax(1)	44.4	19.9
Adjusted EBITDA	$253.2	$234.5

Adjusted net income:
Net income (loss), as reported	$7.3	$31.1
Plus:
Special items, after tax(2)	87.3	46.0
Adjusted net income	$94.6	$77.1

(1)    A reconciliation of special items, before amortization from purchase accounting, interest and tax is as follows:

	Three Months Ended
(in millions)	August 31, 2014	August 31, 2013
Special items
Certain litigation expenses(1)	$26.4	$6.0
Acquisition expenses(2)	9.1	0.9
Operational restructuring(3)	6.3	10.6
Principal Stockholders fee(4)	2.6	2.4
Special items, before amortization from purchase accounting, interest and tax	$44.4	$19.9

(2)    A reconciliation of special items, after tax is as follows:

	Three Months Ended
(in millions)	August 31, 2014	August 31, 2013

Special items, before amortization from purchase accounting, interest and tax	$44.4	$19.9
Amortization from purchase accounting(5)	70.2	72.3
Loss on debt extinguishment(6)	1.7	—
Tax effect(7)	(29.0)	(46.2)
Special items, after tax	$87.3	$46.0

Special Items
The following tables indicate how each of the special items noted above are reflected in our financial statements.

For the Three Months Ended August 31, 2014 and 2013

	Three Months Ended August 31, 2014
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Other (income) expense	Total
Certain litigation(1)	$7.1	$19.0	$0.3	$—	$—	$26.4
Acquisition expenses(2)	2.0	7.1	—	—	—	9.1
Operational restructuring(3)	4.2	1.7	0.4	—	—	6.3
Principal Stockholders fee(4)	—	2.6	—	—	—	2.6
Special items, before amortization from purchase accounting, interest and tax	$13.3	$30.4	$0.7	$—	$—	$44.4
Amortization from purchase accounting(5)	—	—	—	70.2	—	70.2
Loss on debt extinguishment(6)	—	—	—	—	1.7	1.7
Tax effect(7)	—	—	—	—	—	(29)
Special items, after tax	$13.3	$30.4	$0.7	$70.2	$1.7	$87.3

	Three Months Ended August 31, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Total
Certain litigation(1)	$1.7	$4.3	$—	$—	$6.0
Acquisition expenses(2)	0.7	0.2	—	—	0.9
Operational restructuring(3)	11.6	(1.1)	0.1	—	10.6
Principal Stockholders fee(4)	—	2.4	—	—	2.4
Special items, before amortization from purchase accounting, interest and tax	$14.0	$5.8	$0.1	$—	$19.9
Amortization from purchase accounting(5)	—	—	—	72.3	72.3
Tax effect(7)	—	—	—	—	(46.2)
Special items, after tax	$14.0	$5.8	$0.1	$72.3	$46.0

(1)
Certain litigation, including expenses, settlements and adjustments to accruals during the year, including the metal-on-metal hip products litigation described in “Note 16—Contingencies” to the condensed consolidated financial statements contained in Part I of this report, that we believe are not reflective of our ongoing operational performance are excluded from non-GAAP financial measures. We incur legal and settlement expenses in the ordinary course of our business, but we believe the items included in this line are unusual either in amount or subject matter. We believe this information is useful to investors in that it aids period-over-period comparability.

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

(6)
Loss on debt extinguishment includes write off of deferred financing fees on retirement of debt. We exclude these charges from non-GAAP measures because they are not reflective of our ongoing operational performance or liquidity. We believe this information is useful to investors in that it provides period-over-period comparability.

(7)	Tax effect is calculated based upon the tax rates applicable to the jurisdictions where the special items were incurred.
Other Liquidity Information
We have issued notes, entered into senior secured credit facilities, including term loan facilities, cash flow revolving credit facilities and an asset-based revolving credit facility, all in connection with the 2007 Merger and the refinancing activities, all of which are primarily classified as long-term obligations. As of August 31, 2014, we had an outstanding loan in China which we refer to as the “China Facility.” As of August 31, 2014, we had no outstanding borrowings under our China Facility, which has an available line of $20.0 million. There were no borrowings under our cash flow revolving credit facilities and $205.0 million outstanding under our asset-based revolving credit facility as of August 31, 2014. Our term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions that occurred on or after August 2, 2012 pursuant to the restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. As of August 31, 2014, required principal payments of $132.8 million are due within the next twelve months related to our senior secured term loan facilities.
Our revolving borrowing base available under all debt facilities at August 31, 2014 was $469.5 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $205.0 million under the asset-based revolving credit facility.
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

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of August 31, 2014. There were borrowings of $205.0 million outstanding under our asset-based revolving facility as of August 31, 2014. As of August 31, 2014, required principal payments of $132.8 million were due within the next twelve months. Our term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the Amended and Restated Credit Agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments.
Our revolving borrowing base available under all debt facilities at August 31, 2014 was $469.5 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $205.0 million.

(in millions)	Total	2015	2016 and 2017	2018 and 2019	2020 and Thereafter
Contractual obligations(1)
Projected future pension benefit payments	$65.6	$5.4	$10.9	$12.0	$37.3
Long-term debt (including current maturities)	5,736.3	125.4	59.6	2,895.2	2,656.1
Interest payments(2)	1,569.0	307.9	595.1	394.1	271.9
Material purchase commitments	124.3	56.7	46.0	14.8	6.8
Total contractual obligations	$7,495.2	$495.4	$711.6	$3,316.1	$2,972.1

(1)    The total amounts of capital lease obligations and operating lease obligations are not significant.

(2)	Amounts include the effect of interest rate swaps currently in place.
In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $132.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including our significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2014 Form 10-K. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2014.
Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s 2014 Form 10-K. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for condensed financial information and such principles are applied on a basis consistent with the information reflected in the Company’s 2014 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.
The results of operations for the three months ended August 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2015 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to our proposed merger with Zimmer, competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s 2014 Form 10-K and in this Quarterly Report on Form 10-Q. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no other material changes from the information about market risk provided in our 2014 Form 10-K.

Item 4. Controls and Procedures.
Management’s evaluation of disclosure controls and procedures
Each of LVB Acquisition, Inc. and Biomet, Inc. maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by LVB Acquisition, Inc. and Biomet, Inc., including LVB Acquisition, Inc. and Biomet, Inc.’s consolidated entities, in the reports that LVB Acquisition, Inc. and Biomet, Inc. files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, LVB Acquisition, Inc. and Biomet, Inc. each completed an evaluation under the supervision and with the participation of senior management, including LVB Acquisition, Inc. and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of LVB Acquisition, Inc.’s and Biomet, Inc.’s respective disclosure controls and procedures as of August 31, 2014. Based on this evaluation, LVB Acquisition, Inc.’s and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer concluded that LVB Acquisition, Inc.’s and Biomet, Inc.’s disclosure controls and procedures were not effective at the reasonable assurance level as of August 31, 2014, due to a material weakness in our internal control over financial reporting related to income taxes.
Changes in internal control over financial reporting
There were no changes in either LVB Acquisition, Inc. or Biomet, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting. During the year ending May 31, 2015, management has taken steps to remediate these control matters and will continue to design and implement controls to address the deficiencies in controls over income taxes, including such steps as evaluating staffing resources and responsibilities and enhancing the level of written policies and procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information with respect to legal proceedings can be found in Note 16, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in that note, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 8, Note 17 of the Company’s 2014 Form 10-K.

Item 1A.	Risk Factors
As of August 31, 2014, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s 2014 Form 10-K, except for the risk factors listed below.

Risks Related to our Business
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
As of September 30, 2014, we are a defendant in 1,976 product liability lawsuits relating to metal-on-metal hip implants. The majority of these cases involve the M2a-Magnum hip system. The cases are venued in various state and federal courts. 1,874 of the cases are currently consolidated in one federal multi-district proceeding in the U.S. District Court for the Northern District of Indiana. We have seen a decrease in the number of claims filed since the last date to participate in the settlement reached in the multi-district litigation involving our metal-on-metal hip systems expired in April 2014. To date, more than 450 metal-on-metal cases against the Company have been dismissed without prejudice
On February 3, 2014, we announced the settlement of the Multi-District Litigation entitled MDL 2,391 - In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. We continue to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. As of August 31, 2014, we accrued $123.5 million for contingencies associated with metal-on-metal hip products.

On September 26, 2014, we paid $50.0 million into a court ordered escrow account to fund the initial payments of settlements set forth in the Settlement Agreement. This payment exhausted the remainder of self insured retention in our insurance program, which is $50.0 million. We are pursuing insurance claims for reimbursement for the amount in excess of the self insured retention. We maintain $100.0 million of third-party insurance coverage. Our insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of our insurance carriers have reserved all rights under their respective policies. We have received a letter from one of our carriers denying coverage, and certain of our other insurance carriers could also deny coverage for some or all of our insurance claims. We continue to believe our contracts with the insurance carriers are enforceable for these claims and the settlement agreement. However, we would be responsible for any amounts that our insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of our third-party insurance coverage. The settlement does not affect certain other claims relating to our metal-on-metal hip products that are pending in various state courts, or other claims that may be filed in the future. We are currently assessing any potential receivables to be recorded for recoveries from the insurance carriers. As of August 31, 2014 no receivable has been recorded.

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
In December 2008, Heraeus Kulzer GmbH (“Heraeus”) initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries, alleging that Biomet and Biomet Europe BV misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements, which are referred to as European Cements. The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred (alleged to be in excess of €30.0 million). On December 20, 2012, the trial court dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH was the only Biomet entity remaining as a defendant.
Following an appeal by Heraeus (which, in the meantime, has assigned its claim to its affiliate Heraeus Medical GmbH-Heraeus and Heraeus Medical GmbH collectively referred to as “Heraeus” hereafter), on June 5, 2014, the German appeals court (i) enjoined Biomet, Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005 and (iii) ruled that no further review may be sought. Damages have not been determined. The judgment is not final and the defendants will seek review (including review of the appeals court ruling that no further review may be sought) from Germany’s Supreme Court. The defendants issued a bank guaranty in favor of Heraeus for €11.25 million in order to stay the judgment. During the pendency of the stay, the defendants were entitled to continue the manufacture, marketing, sale and offering of European Cements in their current composition. On July 3, 2014, Heraeus offered counter security and which allowed Heraeus to terminate the stay and execute the judgment at any time. On August 21, 2014, Heraeus notified the Biomet Group that it would execute the judgment effective as of August 22, 2014. As a result, Biomet Europe BV and Biomet Deutschland GmbH are enjoined from the manufacture, marketing, sale and offering of European Cements in Germany. While Heraeus has indicated that it intends to take the position that the judgment would prohibit the manufacture, marketing, sale and offering of European Cements outside of Germany as well, Biomet, Biomet Europe BV and Biomet Deutschland GmbH will vigorously contest any attempt to extend the effect of the judgment beyond Germany. Biomet, Biomet Europe BV and Biomet Deutschland thus filed a declaratory action in Germany on August 3, 2014 to have the court determine the reach of the appeals court decision. On September 11, 2014 Heraeus filed a motion to have a penalty imposed on Biomet Deutschland and Biomet Europe BV based on continued sales of the European cements outside of Germany. Following a formal request by Biomet, on September 18, 2014, Heraeus returned Biomet’s a portion of the bank guaranty to the extent it had been matched by Heraeus in July.

No prediction can be made as to the likelihood of review being granted by Germany’s Supreme Court nor can any assurance be made as to the time or resources that will be needed to devote to this litigation or its final outcome.
On September 8, 2014, Heraeus Medical GmbH (“Heraeus Medical”) filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”) in the United States District Court for the Eastern District of Pennsylvania.   The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet which, in turn, incorporates the subject copolymers into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims-all based upon the same trade secret misappropriation theory.  Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages in an unspecified amount. The complaint also seeks punitive damages, costs, and attorneys’ fees.  Other than the filing of the complaint, there has been no other activity in the case yet. If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products. Although Heraeus has not named Biomet as a party to this lawsuit, Biomet has agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter. On September 29, 2014, the Court held a hearing on Heraeus’s Motion for a Temporary Restraining Order. The court took the matter under advisement and has not ruled on the motion.

On May 3, 2013, Bonutti Skeletal Innovations LLC, a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC, filed suit against us in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of U.S. Patent Nos. 5,921,986; 6,099,531; 6,423,063; 6,638,279; 6,702,821; 7,070,557; 7,087,073; 7,104,996; 7,708,740; 7,806,896; 7,806,897; 7,828,852; 7,931,690; 8,133,229; and 8,147,514. Prior to the filing of this lawsuit, on March 8, 2013, we had filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue, and Acacia Research Group LLC entered counterclaims of infringement seeking damages in an amount yet to be determined and injunctive relief. On September 17, 2013, the May 3, 2013 case filed in the Eastern District of Texas was dismissed. On March 31, 2014, we entered into a Settlement and License Agreement with Bonutti Skeletal Innovations LLC settling all claims related to U.S. Patents 5,921,986, 6,638,279, 7,070,557, 7,087,073, and 8,147,514 for a one-time payment, and on June 25, 2014, the U.S. District Court for the Northern District of Indiana issued an order dismissing the claims related to these patents with prejudice. The U.S. District Court for the Northern District of Indiana held a Markman hearing on September 24, 2014.  The Court has not yet ruled on the arguments presented.  We are vigorously defending this matter and believes that its defenses against infringement for the patents remaining in the suit are valid and meritorious. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

On March 26, 2012, the Company resolved the DOJ’s and SEC’s investigations by entering into a Deferred Prosecution Agreement, or DPA, with the DOJ and a Consent to Final Judgment, or Consent, with the SEC. Pursuant to the DPA, the DOJ agreed to defer prosecution of the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the term of the DPA. The DPA has a three-year term but provides that it may be extended in the sole discretion of the DOJ for an additional year. The DOJ further agreed to not continue its prosecution and to seek to dismiss its indictment should the Company satisfy its obligations under the agreement over the term of the DPA.

In addition, pursuant to the terms of the DPA, an independent external compliance monitor was appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the term of the DPA. The monitor has divided his review into two phases. The first phase consisted of the monitor familiarizing himself with our global compliance program, assessing the effectiveness of the program and making recommendations for enhancement of our compliance program based on that review. The second phase commenced in June 2013 and consists of the monitor testing implementation of his recommended enhancements to our compliance program. The monitor recently identified that certain of our compliance enhancements have been implemented too recently to be satisfactorily tested, and we continue to work with the monitor to allow for such transactional testing. The Consent the Company entered into with the SEC mirrors the DPA’s provisions with respect to the compliance monitor. Compliance with the DPA requires substantial cooperation of our employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters.

The Company agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation. The Company further agreed in its Consent to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million.

In October 2013, the Company became aware of certain alleged improprieties regarding its operations in Brazil and Mexico. The Company retained counsel and other experts to investigate both matters. Based on the results of its ongoing investigations, the Company has terminated, suspended or otherwise disciplined certain of the employees and executives involved in these matters, and has taken certain other remedial measures. Additionally, pursuant to the terms of the DPA, in April 2014, May 2014, July 2014, and again in October 2014, the Company discussed matters raised by the investigations to with the independent compliance monitor, DOJ and SEC.

On July 2, 2014, the SEC issued a subpoena to the Company requiring that the Company produce certain documents relating to such matters. Moreover, pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by the Company constitutes a violation or breach of the DPA. If the DOJ determines that the conduct underlying these investigations constitutes a violation or breach of the DPA, the DOJ could, among other things, extend or revoke the DPA or prosecute the Company and/or the involved employees and executives. The Company continues to cooperate with the SEC and DOJ and expects that discussions with the SEC and the DOJ will continue.

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

In April 2009, we became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the U.S. District Court for the District of Massachusetts, where it is currently pending. The Company, LVB Acquisition, Inc. and several of our competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above-referenced administrative subpoenas. The U.S. government has not intervened in the action. We are vigorously defending this matter and intend to continue to do so. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

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
LVB ACQUISITION, INC.
BIOMET, INC.

Date:	October 14, 2014	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date:	October 14, 2014	By:	/S/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Form of Retention Agreement for Certain Executive Officers

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document