Form 10-Q
period 2014-11-30
LVB Acquisition, Inc.; BIOMET INC
filed 2015-01-14
CIK 1402366, 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014.

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

LVB ACQUISITION, INC.        Yes  ☐    No  ☑

BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of December 31, 2014:

LVB ACQUISITION, INC.              552,627,862 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of November 30, 2014 and May 31, 2014	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended November 30, 2014 and 2013	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2014 and 2013	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of November 30, 2014 and May 31, 2014	7
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended November 30, 2014 and 2013	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2014 and 2013	9
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
	Item 4.	Controls and Procedures	54

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	55
	Item 1A.	Risk Factors	55
	Item 6.	Exhibits	58

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

Item 1.	Condensed Consolidated Financial Statements.
LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	November 30, 2014	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$276.5	$247.6
Accounts receivable, less allowance for doubtful accounts receivables of $35.4 ($31.9 at May 31, 2014)	565.3	577.3
Inventories	721.7	693.4
Deferred income taxes	147.0	149.9
Prepaid expenses and other	187.7	202.9
Total current assets	1,898.2	1,871.1
Property, plant and equipment, net	720.0	716.0
Investments	13.5	12.5
Intangible assets, net	3,218.6	3,439.6
Goodwill	3,577.1	3,634.4
Other assets	130.7	93.0
Total assets	$9,558.1	$9,766.6
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$132.8	$133.1
Accounts payable	102.1	135.3
Accrued interest	50.7	53.4
Accrued wages and commissions	123.4	168.7
Other accrued expenses	353.6	354.7
Total current liabilities	762.6	845.2
Long-term liabilities:
Long-term debt, net of current portion	5,581.9	5,587.3
Deferred income taxes	920.3	968.6
Other long-term liabilities	259.4	256.3
Total liabilities	7,524.2	7,657.4
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,552,033 and 552,484,996 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,689.4	5,681.5
Accumulated deficit	(3,520.0)	(3,617.1)
Accumulated other comprehensive income (loss)	(141.0)	39.3
Total shareholders’ equity	2,033.9	2,109.2
Total liabilities and shareholders’ equity	$9,558.1	$9,766.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended		(Unaudited) For the Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Net sales	$843.6	$825.7	$1,618.4	$1,556.4
Cost of sales	183.8	255.1	399.7	463.1
Gross profit	659.8	570.6	1,218.7	1,093.3
Selling, general and administrative expense	367.7	340.4	729.4	653.7
Research and development expense	42.9	41.4	85.7	78.9
Amortization	79.6	75.2	151.5	150.7
Operating income	169.6	113.6	252.1	210.0
Interest expense	78.5	105.7	158.6	193.3
Other (income) expense	(2.1)	3.7	(6.3)	5.9
Other expense, net	76.4	109.4	152.3	199.2
Income before income taxes	93.2	4.2	99.8	10.8
Provision (benefit) from income taxes	3.4	(0.7)	2.7	(25.2)
Net income	89.8	4.9	97.1	36.0
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	—	1.3	0.1	1.3
Interest rate swap unrealized gains (losses)	(0.4)	8.8	3.2	22.3
Foreign currency related gains (losses)	(137.3)	27.2	(185.5)	31.7
Unrecognized actuarial gains (losses)	1.6	(0.2)	1.9	—
Other comprehensive income (loss)	(136.1)	37.1	(180.3)	55.3
Comprehensive income (loss)	$(46.3)	$42.0	$(83.2)	$91.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Six Months Ended
	November 30, 2014	November 30, 2013
Cash flows provided by (used in) operating activities:
Net income	$97.1	$36.0
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	249.1	242.5
Amortization and write off of deferred financing costs	5.6	14.4
Stock-based compensation expense	7.6	8.6
Provision for (recovery) of doubtful accounts receivable	(0.3)	1.1
Litigation recoveries	(48.3)	—
Deferred income taxes	(47.9)	(103.1)
Other	0.8	(7.3)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(12.3)	(39.3)
Inventories	(43.5)	(28.0)
Prepaid expenses	17.0	10.0
Accounts payable	(30.0)	(21.0)
Income taxes	68.4	10.7
Accrued interest	(2.7)	1.3
Accrued wages and commissions	(39.8)	(31.0)
Accrued expenses and other	(58.1)	76.0
Net cash provided by operating activities	162.7	170.9
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	15.2	19.0
Purchases of investments	(16.3)	(19.6)
Net proceeds from sale of assets	—	0.1
Capital expenditures	(132.1)	(98.5)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	—	(148.8)
Other acquisitions, net of cash acquired	(0.6)	(0.8)
Net cash used in investing activities	(133.8)	(248.6)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	—	(2.3)
Payments under senior secured credit facilities	(8.0)	(14.9)
Proceeds under revolvers	205.0	159.3
Payments under revolvers	(20.0)	(7.0)
Proceeds from senior notes due 2020 and term loans	—	870.5
Retirement of term loans	(180.0)	(1,091.6)
Payment of fees related to refinancing activities	—	(15.5)
Equity:
Option exercises	0.3	0.3
Net cash provided by (used in) financing activities	(2.7)	(101.2)
Effect of exchange rate changes on cash	2.7	(0.5)
Increase (decrease) in cash and cash equivalents	28.9	(179.4)
Cash and cash equivalents, beginning of period	247.6	355.6
Cash and cash equivalents, end of period	$276.5	$176.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$155.5	$186.6
Income taxes	$(33.1)	$65.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	November 30, 2014	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$276.5	$247.6
Accounts receivable, less allowance for doubtful accounts receivables of $35.4 ($31.9 at May 31, 2014)	565.3	577.3
Inventories	721.7	693.4
Deferred income taxes	147.0	149.9
Prepaid expenses and other	187.7	202.9
Total current assets	1,898.2	1,871.1
Property, plant and equipment, net	720.0	716.0
Investments	13.5	12.5
Intangible assets, net	3,218.6	3,439.6
Goodwill	3,577.1	3,634.4
Other assets	130.7	93.0
Total assets	$9,558.1	$9,766.6
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$132.8	$133.1
Accounts payable	102.1	135.3
Accrued interest	50.7	53.4
Accrued wages and commissions	123.4	168.7
Other accrued expenses	353.6	354.7
Total current liabilities	762.6	845.2
Long-term liabilities:
Long-term debt, net of current portion	5,581.9	5,587.3
Deferred income taxes	920.3	968.6
Other long-term liabilities	259.4	256.3
Total liabilities	7,524.2	7,657.4
Commitments and contingencies
Shareholder’s equity:
Common stock, without par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,694.9	5,687.0
Accumulated deficit	(3,520.0)	(3,617.1)
Accumulated other comprehensive income (loss)	(141.0)	39.3
Total shareholder’s equity	2,033.9	2,109.2
Total liabilities and shareholder’s equity	$9,558.1	$9,766.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended		(Unaudited) For the Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Net sales	$843.6	$825.7	$1,618.4	$1,556.4
Cost of sales	183.8	255.1	399.7	463.1
Gross profit	659.8	570.6	1,218.7	1,093.3
Selling, general and administrative expense	367.7	340.4	729.4	653.7
Research and development expense	42.9	41.4	85.7	78.9
Amortization	79.6	75.2	151.5	150.7
Operating income	169.6	113.6	252.1	210.0
Interest expense	78.5	105.7	158.6	193.3
Other (income) expense	(2.1)	3.7	(6.3)	5.9
Other expense, net	76.4	109.4	152.3	199.2
Income before income taxes	93.2	4.2	99.8	10.8
Provision (benefit) from income taxes	3.4	(0.7)	2.7	(25.2)
Net income	89.8	4.9	97.1	36.0
Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	—	1.3	0.1	1.3
Interest rate swap unrealized gains (losses)	(0.4)	8.8	3.2	22.3
Foreign currency related gains (losses)	(137.3)	27.2	(185.5)	31.7
Unrecognized actuarial gains (losses)	1.6	(0.2)	1.9	—
Other comprehensive income (loss)	(136.1)	37.1	(180.3)	55.3
Comprehensive income (loss)	$(46.3)	$42.0	$(83.2)	$91.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Six Months Ended
	November 30, 2014	November 30, 2013
Cash flows provided by (used in) operating activities:
Net income	$97.1	$36.0
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	249.1	242.5
Amortization and write off of deferred financing costs	5.6	14.4
Stock-based compensation expense	7.6	8.6
Provision for (recovery) of doubtful accounts receivable	(0.3)	1.1
Litigation recoveries	(48.3)	—
Deferred income taxes	(47.9)	(103.1)
Other	0.8	(7.3)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(12.3)	(39.3)
Inventories	(43.5)	(28.0)
Prepaid expenses	17.0	10.0
Accounts payable	(30.0)	(21.0)
Income taxes	68.4	10.7
Accrued interest	(2.7)	1.3
Accrued wages and commissions	(39.8)	(31.0)
Accrued expenses and other	(58.1)	76.0
Net cash provided by operating activities	162.7	170.9
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	15.2	19.0
Purchases of investments	(16.3)	(19.6)
Net proceeds from sale of assets	—	0.1
Capital expenditures	(132.1)	(98.5)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	—	(148.8)
Other acquisitions, net of cash acquired	(0.6)	(0.8)
Net cash used in investing activities	(133.8)	(248.6)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	—	(2.3)
Payments under senior secured credit facilities	(8.0)	(14.9)
Proceeds under revolvers	205.0	159.3
Payments under revolvers	(20.0)	(7.0)
Proceeds from senior notes due 2020 and term loans	—	870.5
Retirement of term loans	(180.0)	(1,091.6)
Payment of fees related to refinancing activities	—	(15.5)
Equity:
Option exercises	0.3	0.3
Net cash provided by (used in) financing activities	(2.7)	(101.2)
Effect of exchange rate changes on cash	2.7	(0.5)
Increase (decrease) in cash and cash equivalents	28.9	(179.4)
Cash and cash equivalents, beginning of period	247.6	355.6
Cash and cash equivalents, end of period	$276.5	$176.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$155.5	$186.6
Income taxes	$(33.1)	$65.2

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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (the “2014 Form 10-K”).
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
Under the Merger Agreement, LVB will be acquired for an aggregate purchase price based on a total enterprise value of $13.35 billion, which will consist of $10.35 billion in cash (which is subject to adjustment) and 32,704,677 shares of Zimmer common stock (which number of shares represents the quotient of $3.0 billion divided by $91.73, the volume weighted average price of Zimmer’s common stock on the New York Stock Exchange for the five trading days prior to the date of the Merger Agreement). According to Zimmer’s Form 10-Q filed on November 5, 2014, in connection with the merger, Zimmer expects to pay off all of the outstanding funded debt of LVB, totaling $5,714.7 million as of November 30, 2014 and its subsidiaries, and the aggregate cash merger consideration paid by Zimmer at the closing will be reduced by such amount. Zimmer is expected to fund the cash portion of the merger consideration and the repayment of the outstanding funded debt of LVB and its subsidiaries with a combination of new debt and cash on hand. The closing of the merger is not conditioned on the receipt of any debt financing by Zimmer. Zimmer, however, is not required to consummate the merger until the completion of a 15 consecutive business day marketing period.
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
The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. As of November 30, 2014, the Company recorded the final allocation of the purchase price to acquired tangible and identifiable intangible assets and liabilities based on their fair value at the initial acquisition date.

The following table summarizes the purchase price allocation:

(in millions)
Cash	$2.0
Accounts receivable	16.5
Inventory	24.8
Prepaid expenses and other	11.0
Instruments	9.9
Other property, plant and equipment	2.1
Deferred tax liability	(36.8)
Other liabilities assumed	(20.7)
Intangible assets	102.3
Goodwill	39.7
Purchase price	$150.8
The results of operations of the business have been included subsequent to the October 31, 2013 closing date in the accompanying consolidated financial statements. The intangible assets are allocated to core technology, corporate trade names, distributors, product trade names and customer relationships. The goodwill arising from the acquisition consists largely of the synergies and economies of scale from combining operations as well as the value of the workforce. All of the intangible assets and goodwill were assigned to the spine and bone healing reporting unit. The goodwill value is not expected to be tax deductible.
The following pro forma financial information summarizes the combined results of the Company and Lanx, which assumes that they were combined as of the beginning of the Company’s fiscal year 2013.
The unaudited pro forma financial information for the combined entity is as follows:

	Three Months Ended	Six Months Ended
(in millions)	November 30, 2013	November 30, 2013
Net sales	$841.5	$1,595.3
Net income	$7.6	$35.2

Pro forma adjustments have been made to the historical financial statements to account for those items directly attributable to the transaction and to include only adjustments which have a continuing impact. Pro forma adjustments include the incremental amortization and depreciation of assets of $0.8 million and $1.9 million for the three and six months ended November 30, 2013, respectively. The pro forma financial information also reflects the elimination of $4.1 million of transaction costs directly attributable to the acquisition. Adjustments reflect the elimination of the historical interest expense of Lanx as the transaction was a debt-free transaction. All pro forma adjustments were calculated with no tax impact due to the historical and acquired net operating losses.
Note 3—Inventories.
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	November 30, 2014	May 31, 2014
Raw materials	$91.3	$83.1
Work-in-process	48.2	54.4
Finished goods	582.2	555.9
Inventories	$721.7	$693.4
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
Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	November 30, 2014	May 31, 2014
Land and land improvements	$40.4	$40.8
Buildings and leasehold improvements	124.5	126.8
Machinery and equipment	431.2	414.5
Instruments	814.2	791.9
Construction in progress	36.1	47.9
Total property, plant and equipment	1,446.4	1,421.9
Accumulated depreciation	(726.4)	(705.9)
Total property, plant and equipment, net	$720.0	$716.0

The Company recorded depreciation expense of $47.9 million and $46.9 million for the three months ended November 30, 2014 and 2013, respectively, and $97.6 million and $91.8 million for the six months ended November 30, 2014 and 2013, respectively.
Note 5—Investments.
At November 30, 2014, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.5	$0.1	$—	$0.6
Time deposit	10.2	—	(0.1)	10.1
Total available-for-sale investments	$10.7	$0.1	$(0.1)	$10.7

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$2.7	$0.1	$—	$2.8
Total trading investments	$2.7	$0.1	$—	$2.8
At May 31, 2014, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.6	$(0.3)	$0.5
Time deposit	10.2	—	—	10.2
Total available-for-sale investments	$10.4	$0.6	$(0.3)	$10.7

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$1.6	$0.3	$(0.1)	$1.8
Total trading investments	$1.6	$0.3	$(0.1)	$1.8
The Company recorded proceeds on the sales/maturities of investments of $15.2 million and $9.5 million during the three months ended November 31, 2014 and 2013, respectively, and $15.2 million and $19.0 million during the six months ended November 30, 2014 and 2013, respectively. The Company purchased investments of $10.1 million during the three months ended November 30, 2013, with no purchases during the three months ended November 30, 2014, and $16.3 million and $19.6 million during the six months ended November 30, 2014 and 2013, respectively.

Note 6—Goodwill and Other Intangible Assets.
The balance of goodwill as of November 30, 2014 and May 31, 2014 was $3,577.1 million and $3,634.4 million, respectively. The change in goodwill is primarily related to foreign currency fluctuations.
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

Intangible assets consisted of the following at November 30, 2014 and May 31, 2014:

(in millions)	November 30, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,748.9	$(605.4)	$1,143.5
Completed technology	662.7	(281.3)	381.4
Product trade names	188.8	(80.4)	108.4
Customer relationships	2,304.7	(1,021.1)	1,283.6
Non-compete contracts	4.9	(4.6)	0.3
Sub-total	4,910.0	(1,992.8)	2,917.2
Corporate trade names	301.4	—	301.4
Total	$5,211.4	$(1,992.8)	$3,218.6

(in millions)	May 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,743.3	$(569.8)	$1,173.5
Completed technology	672.0	(262.1)	409.9
Product trade names	208.1	(77.6)	130.5
Customer relationships	2,371.6	(955.9)	1,415.7
Non-compete contracts	4.9	(4.6)	0.3
Sub-total	4,999.9	(1,870.0)	3,129.9
Corporate trade names	309.7	—	309.7
Total	$5,309.6	$(1,870.0)	$3,439.6

The weighted average useful life of the intangibles at November 30, 2014 is as follows:

Weighted Average Useful Life
Core technology	14 years
Completed technology	8 years
Product trade names	12 years
Customer relationships	13 years
Non-compete contracts	1 year
Corporate trade names	Indefinite life
Expected amortization expense for the intangible assets stated above for the years ending May 31, 2015 through 2019 is $278.2 million, $273.3 million, $269.6 million, $252.3 million, and $246.3 million, respectively.

Note 7—Debt.
The terms and carrying value of each debt instrument at November 30, 2014 and May 31, 2014 are set forth below:

(U.S. dollars in millions)	Maturity Date	Interest Rate	Currency	November 30, 2014	May 31, 2014
Debt Instruments
Term loan facility B	March 25, 2015	LIBOR + 3.00%	USD	$102.7	$103.3
Term loan facility B-1	July 25, 2017	LIBOR + 3.50%	USD	$2,772.2	$2,959.6
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD	$—	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 2.00%	USD	$185.0	$—
Senior notes	August 1, 2020	6.500%	USD	$1,825.0	$1,825.0
Senior subordinated notes	October 1, 2020	6.500%	USD	$800.0	$800.0
Premium on notes				$29.8	$32.5
Total debt				$5,714.7	$5,720.4
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
The Company currently elects to use 1-month LIBOR for setting the interest rates on 100% of its U.S. dollar-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan and asset-based revolver as of November 30, 2014 was 0.16%. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25%of the product of (i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. The total amount of required payments under the Company’s term loan facilities was $8.0 million for the six months ended November 30, 2014. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns.
The Company’s revolving borrowing base available under all debt facilities at November 30, 2014 was $494.8 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $185.0 million under the asset-based revolving credit facility.
As of November 30, 2014, $62.7 million of financing fees related to the Company’s credit agreement and refinancing remain in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement and new debt instruments.

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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at November 30, 2014 and May 31, 2014:

		Fair Value Measurements
	Fair Value at November 30, 2014	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$124.6	$124.6	$—	$—
Time deposits	10.2	—	10.2	—
Pension plan assets	144.9	—	129.9	15.0
Foreign currency exchange contracts	6.0	—	6.0	—
Equity securities	3.4	3.2	—	0.2
Total assets	$289.1	$127.8	$146.1	$15.2
Liabilities:
Interest rate swaps	$15.5	$—	$15.5	$—
Foreign currency exchange contracts	0.4	—	0.4	—
Total liabilities	$15.9	$—	$15.9	$—

		Fair Value Measurements
	Fair Value at May 31, 2014	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$145.0	$145.0	$—	$—
Time deposits	25.8	—	25.8	—
Pension plan assets	147.5	—	132.5	15.0
Foreign currency exchange contracts	1.1	—	1.1	—
Equity securities	0.5	0.3	—	0.2
Total assets	$319.9	$145.3	$159.4	$15.2
Liabilities:
Interest rate swaps	$20.2	$—	$20.2	$—
Foreign currency exchange contracts	1.3	—	1.3	—
Total liabilities	$21.5	$—	$21.5	$—
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of November 30, 2014 and May 31, 2014, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.
The estimated fair value of the Company’s long-term debt, including the current portion, at November 30, 2014 and May 31, 2014 was $5,846.9 million and $5,912.9 million, respectively, compared to carrying values of $5,714.7 million and $5,720.4 million, respectively. The fair value of the Company’s traded debt is considered Level 3 and was estimated using quoted market prices for the same or similar instruments, among other inputs. The fair value of the Company’s variable rate term debt was estimated using Bloomberg composite quotes. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
During the three and six months ended November 30, 2014 and 2013, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 9—Derivative Instruments and Hedging Activities.
The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.
Derivatives Designated as Hedging Instruments
Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in U.S. dollars as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of November 30, 2014, the Company had a swap liability of $15.5 million, which consisted of $6.7 million short-term and $9.0 million long-term, partially offset by a $0.2 million credit valuation adjustment. As of May 31, 2014, the Company had a swap liability of $20.2 million, which consisted of $8.8 million short-term and $11.6 million long-term, partially offset by a $0.2 million credit valuation adjustment.
The table below summarizes existing swap agreements at November 30, 2014 and May 31, 2014:

(in millions)					Fair Value at	Fair Value at
		Notional			November 30, 2014	May 31, 2014
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 years	USD	$195.0	September 25, 2009	September 25, 2014	$—	$(1.7)
2 years	USD	190.0	March 25, 2013	March 25, 2015	(0.4)	(1.0)
3 years	USD	270.0	December 27, 2013	September 25, 2016	(4.7)	(5.8)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(5.3)	(6.0)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(5.3)	(5.9)
Credit valuation adjustment					0.2	0.2
Total interest rate instruments					$(15.5)	$(20.2)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss). Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps before tax for the three and six months ended November 30, 2014 and 2013:

(in millions)	Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationship	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$(0.6)	$4.5	$4.7	$26.2
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	2.5	6.8	7.3	14.3
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	21.8	—	21.8
As of November 30, 2014, the effective interest rate, including the applicable lending margin, on 41.84% ($1,160.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 4.84% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar term loans had an effective interest rate of 3.62%. As of November 30, 2014 and May 31, 2014, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 5.15% and 5.37%, respectively.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company may enter into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of November 30, 2014, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $6.0 million recorded in prepaid expenses and other, and liabilities of $0.4 million recorded in other accrued expenses. As of May 31, 2014, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $1.1 million recorded in prepaid expenses and other, and liabilities of $1.3 million recorded in other accrued expenses.
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
Accumulated other comprehensive income (loss) and the related components, net of tax, are included in the table below:

(in millions)	Unrecognized actuarial gains (losses)	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Accumulated other comprehensive income (loss)
May 31, 2014	$(11.0)	$62.6	$(12.3)	$—	$39.3
OCI before reclassifications	1.9	(185.5)	(1.4)	0.1	(184.9)
Reclassifications	—	—	4.6	—	4.6
November 30, 2014	$(9.1)	$(122.9)	$(9.1)	$0.1	$(141.0)
Reclassification adjustments from OCI are included in the table below:

(in millions)	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013	Six Months Ended November 30, 2014	Six Months Ended November 30, 2013	Location on Statement of Operations
Interest rate swaps	$2.5	$28.6	$7.3	$36.1	Interest expense

The tax effects in other comprehensive income (loss) are included in the tables below:

	Three Months Ended November 30, 2014			Three Months Ended November 30, 2013
(in millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Unrecognized actuarial gains (losses)	$2.3	$(0.7)	$1.6	$(0.2)	$—	$(0.2)
Foreign currency translation adjustments	(152.0)	14.7	(137.3)	26.0	1.2	27.2
Unrealized gain (loss) on interest rate swaps	(2.7)	0.7	(2.0)	(18.1)	9.1	(9.0)
Reclassifications on interest rate swaps	2.5	(0.9)	1.6	28.6	(10.8)	17.8
Unrealized gain (loss) on available-for-sale securities	—	—	—	2.7	(1.4)	1.3
Other comprehensive income (loss)	$(149.9)	$13.8	$(136.1)	$39.0	$(1.9)	$37.1

	Six Months Ended November 30, 2014			Six Months Ended November 30, 2013
(in millions)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Unrecognized actuarial gains (losses)	$2.7	$(0.8)	$1.9	$—	$—	$—
Foreign currency translation adjustments	(203.8)	18.3	(185.5)	18.2	13.5	31.7
Unrealized gain (loss) on interest rate swaps	(5.7)	4.3	(1.4)	(9.4)	9.3	(0.1)
Reclassifications on interest rate swaps	7.3	(2.7)	4.6	36.1	(13.7)	22.4
Unrealized gain (loss) on available-for-sale securities	0.1	—	0.1	2.7	(1.4)	1.3
Other comprehensive income (loss)	$(199.4)	$19.1	$(180.3)	$47.6	$7.7	$55.3

Note 11—Share-based Compensation and Stock Plans.
The Company expenses all share-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units (“RSUs”), based on the grant date fair value over the required award service period using the graded vesting attribution method. As the Company’s common stock is not currently traded on a national securities exchange, the fair market value of the Company’s common shares is determined by the Compensation Committee. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Share-based compensation expense recognized was $4.8 million and $4.5 million for the three months ended November 30, 2014 and 2013, respectively, and $8.4 million and $9.2 million for the six months ended November 30, 2014 and 2013, respectively.
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
The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of November 30, 2014, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.
The Company’s effective income tax rate was 3.6% and 2.7% for the three and six months ended November 30, 2014, compared to (16.7)% and (233.3)% for the three and six months ended November 30, 2013. Primary factors in determining the effective tax rates include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of the Company’s foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, decreased the quarterly income tax provision by ($26.1) million, or (242.1)%, in the six months ended November 30, 2013.

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
Net sales by product category for the three and six months ended November 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Net sales by product:
Knees	$264.3	$264.0	$499.0	$489.1
Hips	168.0	167.7	323.3	317.4
S.E.T.	160.6	160.3	315.1	309.8
Spine, Bone Healing and Microfixation	124.5	104.9	247.3	206.5
Dental	67.6	70.5	121.3	124.4
Cement, Biologics and Other	58.6	58.3	112.4	109.2
Total	$843.6	$825.7	$1,618.4	$1,556.4

Net sales by geography for the three and six months ended November 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Net sales by geography:
United States	$512.4	$493.1	$1,007.5	$963.0
Europe	206.1	211.8	367.4	363.3
International(1)	125.1	120.8	243.5	230.1
Total	$843.6	$825.7	$1,618.4	$1,556.4

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.
Long-term assets by geography as of November 30, 2014, May 31, 2014 and 2013 were as follows:

(in millions)	November 30, 2014	May 31, 2014	May 31, 2013
Long-term assets(1) by geography:
United States	$419.3	$396.9	$336.8
Europe	173.4	241.4	255.7
International	127.3	77.7	72.7
Total	$720.0	$716.0	$665.2

(1)	Defined as property, plant and equipment.
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

The following financial information presents the composition of the combined guarantor subsidiaries:
CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$88.1	$188.4	$—	$276.5
Accounts receivable, net	—	290.3	275.0	—	565.3
Inventories, net	—	404.9	316.8	—	721.7
Deferred income taxes	—	118.2	28.8	—	147.0
Prepaid expenses and other	—	135.9	51.8	—	187.7
Total current assets	—	1,037.4	860.8	—	1,898.2
Property, plant and equipment, net	—	430.8	289.2	—	720.0
Investments	—	12.9	0.6	—	13.5
Investment in subsidiaries	7,799.2	—	—	(7,799.2)	—
Intangible assets, net	—	2,610.8	607.8	—	3,218.6
Goodwill	—	3,143.5	433.6	—	3,577.1
Other assets	—	119.9	10.8	—	130.7
Total assets	$7,799.2	$7,355.3	$2,202.8	$(7,799.2)	$9,558.1
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$132.8	$—	$—	$—	$132.8
Accounts payable	—	60.5	41.6	—	102.1
Accrued interest	50.6	—	0.1	—	50.7
Accrued wages and commissions	—	67.3	56.1	—	123.4
Other accrued expenses	—	282.7	70.9	—	353.6
Total current liabilities	183.4	410.5	168.7	—	762.6
Long-term debt	5,581.9	—	—	—	5,581.9
Deferred income taxes	—	765.9	154.4	—	920.3
Other long-term liabilities	—	172.8	86.6	—	259.4
Total liabilities	5,765.3	1,349.2	409.7	—	7,524.2
Shareholder’s equity	2,033.9	6,006.1	1,793.1	(7,799.2)	2,033.9
Total liabilities and shareholder’s equity	$7,799.2	$7,355.3	$2,202.8	$(7,799.2)	$9,558.1

	May 31, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$101.8	$145.8	$—	$247.6
Accounts receivable, net	—	284.6	292.7	—	577.3
Inventories	—	374.3	319.1	—	693.4
Deferred income taxes	—	117.9	32.0	—	149.9
Prepaid expenses and other	—	128.0	74.9	—	202.9
Total current assets	—	1,006.6	864.5	—	1,871.1
Property, plant and equipment, net	—	412.4	303.6	—	716.0
Investments	—	11.9	0.6	—	12.5
Investment in subsidiaries	7,882.9	—	—	(7,882.9)	—
Intangible assets, net	—	2,740.1	699.5	—	3,439.6
Goodwill	—	3,146.7	487.7	—	3,634.4
Other assets	—	81.5	11.5	—	93.0
Total assets	$7,882.9	$7,399.2	$2,367.4	$(7,882.9)	$9,766.6
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$133.1	$—	$—	$—	$133.1
Accounts payable	—	86.9	48.4	—	135.3
Accrued interest	53.3	—	0.1	—	53.4
Accrued wages and commissions	—	90.0	78.7	—	168.7
Other accrued expenses	—	259.4	95.3	—	354.7
Total current liabilities	186.4	436.3	222.5	—	845.2
Long-term debt	5,587.3	—	—	—	5,587.3
Deferred income taxes	—	811.3	157.3	—	968.6
Other long-term liabilities	—	170.8	85.5	—	256.3
Total liabilities	5,773.7	1,418.4	465.3	—	7,657.4
Shareholder’s equity	2,109.2	5,980.8	1,902.1	(7,882.9)	2,109.2
Total liabilities and shareholder’s equity	$7,882.9	$7,399.2	$2,367.4	$(7,882.9)	$9,766.6

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended November 30, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$532.5	$311.1	$—	$843.6
Cost of sales	—	158.5	25.3	—	183.8
Gross profit	—	374.0	285.8	—	659.8
Selling, general and administrative expense	—	238.5	129.2	—	367.7
Research and development expense	—	32.0	10.9	—	42.9
Amortization	—	60.6	19.0	—	79.6
Operating income	—	42.9	126.7	—	169.6
Interest expense	78.5	—	—	—	78.5
Other (income) expense	—	5.9	(8.0)	—	(2.1)
Income (loss) before income taxes	(78.5)	37.0	134.7	—	93.2
Tax expense (benefit)	(29.8)	14.0	19.2	—	3.4
Equity in earnings of subsidiaries	138.5	—	—	(138.5)	—
Net income (loss)	$89.8	$23.0	$115.5	$(138.5)	$89.8
Other comprehensive income (loss)	$(136.1)	$—	$(135.7)	$135.7	$(136.1)
Total comprehensive income (loss)	$(46.3)	$23.0	$(20.2)	$(2.8)	$(46.3)

	Three Months Ended November 30, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$510.6	$315.1	$—	$825.7
Cost of sales	—	221.5	33.6	—	255.1
Gross profit	—	289.1	281.5	—	570.6
Selling, general and administrative expense	—	209.6	130.8	—	340.4
Research and development expense	—	30.3	11.1	—	41.4
Amortization	—	61.8	13.4	—	75.2
Operating income (loss)	—	(12.6)	126.2	—	113.6
Interest expense	106.1	—	(0.4)	—	105.7
Other (income) expense	4.8	(1.2)	0.1	—	3.7
Income (loss) before income taxes	(110.9)	(11.4)	126.5	—	4.2
Tax expense (benefit)	(42.1)	(4.3)	45.7	—	(0.7)
Equity in earnings of subsidiaries	73.7	—	—	(73.7)	—
Net income (loss)	$4.9	$(7.1)	$80.8	$(73.7)	$4.9
Other comprehensive income (loss)	$8.8	$—	$28.3	$—	$37.1
Total comprehensive income (loss)	$13.7	$(7.1)	$109.1	$(73.7)	$42.0

	Six Months Ended November 30, 2014
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,041.3	$577.1	$—	$1,618.4
Cost of sales	—	364.7	35.0	—	399.7
Gross profit	—	676.6	542.1	—	1,218.7
Selling, general and administrative expense	—	469.7	259.7	—	729.4
Research and development expense	—	63.4	22.3	—	85.7
Amortization	—	116.1	35.4	—	151.5
Operating income	—	27.4	224.7	—	252.1
Interest expense	158.6	—	—	—	158.6
Other (income) expense	—	11.1	(17.4)	—	(6.3)
Income (loss) before income taxes	(158.6)	16.3	242.1	—	99.8
Tax expense (benefit)	(60.3)	6.1	56.9	—	2.7
Equity in earnings of subsidiaries	195.4	—	—	(195.4)	—
Net income (loss)	$97.1	$10.2	$185.2	$(195.4)	$97.1
Other comprehensive income (loss)	$(180.3)	$0.1	$(183.6)	$183.5	$(180.3)
Total comprehensive income (loss)	$(83.2)	$10.3	$1.6	$(11.9)	$(83.2)

	Six Months Ended November 30, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$992.0	$564.4	$—	$1,556.4
Cost of sales	—	402.2	60.9	—	463.1
Gross profit	—	589.8	503.5	—	1,093.3
Selling, general and administrative expense	—	403.5	250.2	—	653.7
Research and development expense	—	58.2	20.7	—	78.9
Amortization	—	123.1	27.6	—	150.7
Operating income (loss)	—	5.0	205.0	—	210.0
Interest expense	193.1	—	0.2	—	193.3
Other (income) expense	4.8	(3.5)	4.6	—	5.9
Income (loss) before income taxes	(197.9)	8.5	200.2	—	10.8
Tax expense (benefit)	(75.2)	3.3	46.7	—	(25.2)
Equity in earnings of subsidiaries	158.7	—	—	(158.7)	—
Net income (loss)	$36.0	$5.2	$153.5	$(158.7)	$36.0
Other comprehensive income (loss)	$22.3	$—	$33.0	$—	$55.3
Total comprehensive income (loss)	$58.3	$5.2	$186.5	$(158.7)	$91.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Six Months Ended November 30, 2014
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$3.0	$60.9	$98.8	$—	$162.7
Proceeds from sales/maturities of investments	—	—	15.2	—	15.2
Purchases of investments	—	—	(16.3)	—	(16.3)
Capital expenditures	—	(74.3)	(57.8)	—	(132.1)
Other	—	(0.6)	—	—	(0.6)
Cash flows provided by (used in) investing activities	—	(74.9)	(58.9)	—	(133.8)
Proceeds under revolvers	205.0	—	—	—	205.0
Payments under revolver	(20.0)	—	—	—	(20.0)
Retirement of term loans	(180.0)	—	—	—	(180.0)
Other	(8.0)	0.3	—	—	(7.7)
Cash flows provided by (used in) financing activities	(3.0)	0.3	—	—	(2.7)
Effect of exchange rate changes on cash	—	—	2.7	—	2.7
Increase (decrease) in cash and cash equivalents	—	(13.7)	42.6	—	28.9
Cash and cash equivalents, beginning of period	—	101.8	145.8	—	247.6
Cash and cash equivalents, end of period	$—	$88.1	$188.4	$—	$276.5

	Six Months Ended November 30, 2013
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$96.5	$278.5	$(204.1)	$—	$170.9
Proceeds from sales/maturities of investments	—	19.0	—		19.0
Purchases of investments	—	(19.6)	—		(19.6)
Capital expenditures	—	(53.9)	(44.6)	—	(98.5)
Acquisitions, net of cash acquired - 2013 Spine Acquisition	—	(148.8)	—	—	(148.8)
Other	—	(0.8)	0.1	—	(0.7)
Cash flows provided by (used in) investing activities	—	(204.1)	(44.5)	—	(248.6)
Payments under senior secured credit facilities	(14.9)	—	—	—	(14.9)
Proceeds under revolvers	155.0	—	4.3	—	159.3
Proceeds from senior notes due 2020 and term loans	870.5	—	—	—	870.5
Retirement of term loans	(1,091.6)	—	—	—	(1,091.6)
Payment of fees related to refinancing activities	(15.5)	—	—	—	(15.5)
Other	—	0.3	(9.3)	—	(9.0)
Cash flows provided by (used in) financing activities	(96.5)	0.3	(5.0)	—	(101.2)
Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)
Decrease in cash and cash equivalents	—	74.7	(254.1)	—	(179.4)
Cash and cash equivalents, beginning of period	—	35.3	320.3	—	355.6
Cash and cash equivalents, end of period	$—	$110.0	$66.2	$—	$176.2

Note 15—Restructuring.
The Company recorded $3.2 million and $5.9 million in short-term restructuring costs during the three months ended November 30, 2014 and 2013, respectively, and $5.0 million and $12.2 million during the six months ended November 30, 2014 and 2013, respectively. During fiscal year 2014 the expense is employee severance costs, with fiscal year 2015 including both employee severance costs and plant closure costs. The expense resulted primarily from the planned closures of the Swindon, United Kingdom manufacturing facility and the Le Locle, Switzerland manufacturing facility. These restructuring charges were recorded within cost of sales, selling, general and administrative expense, and research and development expense and other accrued expenses. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Restructuring Costs
Restructuring Accrual:
Balance at May 31, 2014	$42.5
Costs incurred and charged to expense	1.8
Costs paid or otherwise settled	(21.0)
Non-cash adjustments(1)	(0.2)
Balance at August 31, 2014	23.1
Costs incurred and charged to expense	3.2
Costs paid or otherwise settled	(2.5)
Non-cash adjustments(1)	—
Balance at November 30, 2014	$23.8

(1)	Primarily related to foreign currency fluctuations.

(in millions)	Restructuring Costs
Restructuring Accrual:
Balance at May 31, 2013	$8.9
Costs incurred and charged to expense	6.3
Costs paid or otherwise settled	(5.3)
Non-cash adjustments(1)	0.7
Balance at August 31, 2013	10.6
Costs incurred and charged to expense	5.9
Costs paid or otherwise settled	(3.9)
Non-cash adjustments(1)	0.8
Balance at November 30, 2013	$13.4

(1)	Primarily related to foreign currency fluctuations.

Note 16—Contingencies.
The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies, except for claims associated with metal-on-metal hip products, was $33.1 million and $39.1 million at November 30, 2014 and May 31, 2014, respectively, and primarily relate to certain product liability claims described below.

Other than the claims associated with metal-on-metal hips and certain product liability claims, for which the estimated loss is included in the accrual amounts disclosed within this footnote, the relatively early stages of the other governmental investigations and other claims described below, and the complexities involved in these matters, the Company is unable to estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.
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
In April 2009, Biomet received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to the Company’s EBI subsidiary’s non-invasive bone growth stimulators. It is the Company’s understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. The Company received subsequent subpoenas in connection with the investigation in September 2009, June 2010, February 2011 and March 2012, along with several informal requests for information. Biomet has produced responsive documents and is fully cooperating in the investigation. Biomet entered into a civil settlement agreement with the federal government on June 27, 2014 that resolved this matter.

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

On December 8, 2014, the United States District Court for the District of New Jersey issued its Notice of Election to Decline to Intervene against Biomet and Biomet Orthopedics, LLC in U.S. v. Otismed Corp. The Notice indicates that the United States and the relator intend to file a Joint Stipulation of Dismissal as to the Biomet entities and the United States intends to dismiss these defendants without prejudice while the relator intends to dismiss the entities with prejudice.
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
In October 2013, the Company became aware of certain alleged improprieties regarding its operations in Brazil and Mexico. The Company retained counsel and other experts to investigate both matters. Based on the results of its ongoing investigations, the Company has terminated, suspended or otherwise disciplined certain of the employees and executives involved in these matters, and has taken certain other remedial measures. Additionally, pursuant to the terms of the DPA, in April 2014, May 2014, July 2014, October 2014, and again in November 2014, the Company discussed matters raised by the investigations with the independent compliance monitor, DOJ and SEC.
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
Product Liability
The Company has received claims for personal injury associated with its metal-on-metal hip products. The Company’s accrual for contingencies for claims associated with metal-on-metal hip products at November 30, 2014 and May 31, 2014 is $100.0 million and $123.5 million, respectively. The pre-trial management of certain of these claims has been consolidated in a multi-district proceeding in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The Company believes the number of claims continues to increase incrementally due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company’s accrual for contingencies could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
As of December 31, 2014, the Company is a defendant in 2,033 product liability lawsuits relating to metal-on-metal hip implants. The majority of these cases involve the M2a-Magnum hip system. The cases are venued in various state and federal courts. 1,938 of the cases are currently consolidated in one federal multi-district proceeding in the U.S. District Court for the Northern District of Indiana. The Company has seen a decrease in the number of claims filed since the last date to participate in the settlement reached in the multi-district litigation involving the Company’s metal-on-metal hip systems expired in April 2014. To date, more than 479 metal-on-metal cases against the Company have been dismissed without prejudice.
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
The Company paid $50.0 million and $25.0 million on September 26, 2014 and December 19, 2014, respectively, into a court ordered escrow account to fund certain payments of settlements set forth in the Settlement Agreement. The first of these payments exhausted the remainder of the self insured retention in the Company’s insurance program, which is $50.0 million. The Company is pursuing insurance claims for reimbursement for the amount in excess of the self insured retention. The Company maintains $100.0 million of third-party insurance coverage. The Company’s insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of the Company’s insurance carriers have reserved all rights under their respective policies. The Company continues to believe its contracts with the insurance carriers are enforceable for these claims and the settlement agreement. The Company continues to cooperate with its insurers’ requests in order to secure coverage for these claims. The Company has received a commitment from certain of its insurers to reimburse up to $75.0 million of expenses and settlement costs related to the metal-on-metal hip claims. During the three months ended November 30, 2014, the Company has received approximately $26.7 million in reimbursement from certain of its insurance carriers related to the metal-on-metal hip claims. The Company would be responsible for any amounts that its insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of the Company’s third-party insurance coverage. As of November 30, 2014, a receivable of $48.3 million has been recorded. The Company is currently assessing any potential receivables to be recorded for additional recoveries from the insurance carriers.
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
Following an appeal by Heraeus (which, in the meantime, has assigned its claim to its affiliate Heraeus Medical GmbH-Heraeus and Heraeus Medical GmbH collectively referred to as “Heraeus” hereafter), on June 5, 2014, the German appeals court (i) enjoined Biomet, Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005 and (iii) ruled that no further review may be sought. Damages have not been determined. The judgment is not final and the defendants will seek review (including review of the appeals court ruling that no further review may be sought) from Germany’s Supreme Court. The defendants issued a bank guaranty in favor of Heraeus for €11.25 million in order to stay the judgment. During the pendency of the stay, the defendants were entitled to continue the manufacture, marketing, sale and offering of European Cements in their current composition. On July 3, 2014, Heraeus offered counter security and which allowed Heraeus to terminate the stay and execute the judgment at any time. On August 21, 2014, Heraeus notified the Biomet Group that it would execute the judgment effective as of August 22, 2014. As a result, Biomet Europe BV and Biomet Deutschland GmbH are enjoined from the manufacture, marketing, sale and offering of European Cements in Germany. While Heraeus has indicated that it intends to take the position that the judgment would prohibit the manufacture, marketing, sale and offering of European Cements outside of Germany as well, Biomet, Biomet Europe BV and Biomet Deutschland GmbH will vigorously contest any attempt to extend the effect of the judgment beyond Germany. Biomet, Biomet Europe BV and Biomet Deutschland thus filed a declaratory action in Germany on August 3, 2014 to have the court determine the reach of the appeals court decision. On September 11, 2014 Heraeus filed a motion to have a penalty imposed on Biomet Deutschland and Biomet Europe BV based on continued sales of the European cements outside of Germany. Following a formal request by Biomet, on September 18, 2014, Heraeus returned Biomet’s portion of the bank guaranty to the extent it had been matched by Heraeus in July.

No prediction can be made as to the likelihood of review being granted by Germany’s Supreme Court nor can any assurance be made as to the time or resources that will be needed to devote to this litigation or its final outcome.
On September 8, 2014, Heraeus Medical GmbH (“Heraeus Medical”) filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”) in the United States District Court for the Eastern District of Pennsylvania.   The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet which, in turn, incorporates the subject copolymers into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated. The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims-all based upon the same trade secret misappropriation theory.  Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages in an unspecified amount.  The complaint also seeks punitive damages, costs, and attorneys’ fees. Other than the filing of the complaint, there has been no other activity in the case yet.  If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products. Although Heraeus has not named Biomet as a party to this lawsuit, Biomet has agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter. On September 29, 2014, the Court held a hearing on Heraeus’s Motion for a Temporary Restraining Order. On November 3, 2014, the court entered an order denying Heraeus’s Motion for a Temporary Restraining Order.
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
Management Services Agreement
Upon completion of the 2007 Acquisition, Biomet entered into a management services agreement with certain affiliates of the Principal Stockholders, pursuant to which such affiliates of the Principal Stockholders or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the 2007 Acquisition for the services rendered by such entities related to the 2007 Acquisition upon entering into the agreement, and the Principal Stockholders receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the 2007 Acquisition. The Company is required to pay the Principal Stockholders the monitoring fee on a quarterly basis in arrears. The total amount of Principal Stockholder fees was $3.1 million and $3.0 million for the three months ended November 30, 2014 and 2013, respectively, and $5.7 million and $5.4 million for the six months ended November 30, 2014 and 2013, respectively. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. The Company is also required by the management services agreement to pay certain subsequent fees for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company. Upon completion of the Zimmer Merger, which represents a change in control, the Company expects to pay a one-time fee to affiliates of its Principal Stockholders in the amount of $88.0 million.

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

Agreements with Dr. Dane A. Miller, Ph.D.
On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. On August 19, 2013, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to extend the term of the agreement through the earlier of September 1, 2014, an initial public offering or a change of control. On April 22, 2014, Biomet entered into a third amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to pay him, upon a termination of his consulting agreement, consulting fees owed to date and a termination fee of $2 million upon the earlier of a change in control or an initial public offering, provided such event occurs prior to January 1, 2016. Dr. Miller received payments under the consulting agreement of $0.1 million and $0.1 million during the three and six months ended November 30, 2014, respectively, $0.1 million during the six months ended November 30, 2013, with no payments during the three months ended November 30, 2013.
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
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of November 30, 2014, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.
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
There were payments of $0.1 million and $0.1 million for the three and six months ended November 30, 2013, respectively, with no payments made during the three or six months ended November 30, 2014.
Core Trust Purchasing Group Participation Agreement
Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG were $0.1 million and $0.2 million for the three months ended November 30, 2014 and 2013, respectively, and $0.1 million and $0.5 million for the six months ended November 30, 2014 and 2013, respectively.
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
Capital Contributions and Share Repurchases
At the direction of LVB, Biomet may fund the repurchase of common shares of its parent company, from former employees pursuant to the LVB Acquisition, Inc. management Stockholders’ Agreement. There were no repurchases during the three or six months ended November 30, 2014 and 2013. There were no additional contributions for the three or six months ended November 30, 2014 and 2013.

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
Executive Overview
Our consolidated net sales increased 2.2% for the three months ended November 30, 2014 to $843.6 million, compared to $825.7 million for the three months ended November 30, 2013. The effect of foreign currency fluctuations negatively impacted reported net sales for the three months ended November 30, 2014 by $16.4 million, with Europe reported net sales negatively impacted by $8.8 million, and International reported net sales negatively impacted by $7.6 million. The following represents key items for the three months ended November 30, 2014 compared to the three months ended November 30, 2013:

•	Consolidated net sales increased 2.2% (4.2% constant currency) worldwide to approximately $844 million

•	U.S. net sales grew 3.9% to $512 million

•	International net sales increased 3.7% (10.0% constant currency) to $125 million

Opportunities and Challenges
We believe that growth opportunities exist in the global orthopedics and dental market as a result of favorable demographics in major markets and underserved needs for musculoskeletal care in certain underpenetrated regions, including both developed and emerging markets. As the baby boomer population ages and life expectancy increases, the elderly will represent a higher percentage of the overall population. Many conditions that require orthopedic surgery affect people in middle age or later in life, which is expected to drive growth in procedural volumes. According to U.S. Census Bureau “2012 National Population Projections”, the U.S. population aged 65 and over is expected to grow more than four times the average rate of population growth from 47.7 million and 14.8% of the population in 2015 to 72.8 million and 20.3% of the population in 2030. We also believe there are considerable opportunities for global expansion as healthcare spending increases in international markets, which accounted for more than 40% of the global orthopedic market in 2013. We plan to strengthen our position in under-penetrated regions, and we believe significant orthopedic opportunities exist, as many people will have a need for musculoskeletal care throughout their lives.
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

We have experienced modest sales force attrition due to the pendency of the Zimmer Merger.
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

For the Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

	Three Months Ended November 30, 2014 Net Sales Growth As Reported	Currency Impact	Three Months Ended November 30, 2014 Net Sales Growth in Local Currencies
Knees	0.1%	2.0%	2.1%
Hips	0.1%	2.7%	2.8%
Sports, Extremities, Trauma (S.E.T.)	0.2%	1.8%	2.0%
Spine, Bone Healing & Microfixation	18.7%	0.8%	19.5%
Dental	(4.0)%	1.9%	(2.1)%
Cement, Biologics & Other	0.5%	3.0%	3.5%
Net Sales	2.2%	2.0%	4.2%

	Three Months Ended November 30, 2014 Net Sales Growth As Reported	Currency Impact	Three Months Ended November 30, 2014 Net Sales Growth in Local Currencies
United States	3.9%	—%	3.9%
Europe	(2.7)%	4.1%	1.4%
International	3.7%	6.3%	10.0%
Total	2.2%	2.0%	4.2%

For the Six Months Ended November 30, 2014 Compared to the Six Months Ended November 30, 2013

	Six Months Ended November 30, 2014 Net Sales Growth As Reported	Currency Impact	Six Months Ended November 30, 2014 Net Sales Growth in Local Currencies
Knees	2.0%	0.8%	2.8%
Hips	1.8%	1.4%	3.2%
Sports, Extremities, Trauma (S.E.T.)	1.7%	0.8%	2.5%
Spine, Bone Healing & Microfixation	19.8%	0.3%	20.1%
Dental	(2.4)%	0.7%	(1.7)%
Cement, Biologics & Other	2.8%	1.2%	4.0%
Net Sales	4.0%	0.8%	4.8%

	Six Months Ended November 30, 2014 Net Sales Growth As Reported	Currency Impact	Six Months Ended November 30, 2014 Net Sales Growth in Local Currencies
United States	4.6%	—%	4.6%
Europe	1.1%	1.1%	2.2%
International	5.9%	4.1%	10.0%
Total	4.0%	0.8%	4.8%

Results of Operations
For the Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

(in millions, except percentages)	Three Months Ended November 30, 2014	Percentage of Net Sales	Three Months Ended November 30, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$843.6	100.0%	$825.7	100.0%	2.2%
Cost of sales	183.8	21.8	255.1	30.9	(27.9)
Gross profit	659.8	78.2	570.6	69.1	15.6
Selling, general and administrative expense	367.7	43.6	340.4	41.2	8.0
Research and development expense	42.9	5.1	41.4	5.0	3.6
Amortization	79.6	9.4	75.2	9.1	5.9
Operating income	169.6	20.1	113.6	13.8	49.3
Interest expense	78.5	9.3	105.7	12.8	(25.7)
Other (income) expense	(2.1)	(0.2)	3.7	0.4	*
Other expense, net	76.4	9.1	109.4	13.2	(30.2)
Income (loss) before income taxes	93.2	11.0	4.2	0.5	2,119.0
Provision (benefit) from income taxes	3.4	0.4	(0.7)	(0.1)	(585.7)
Net income	$89.8	10.6%	$4.9	0.6%	1,732.7%

Adjusted net income(1)	$133.6	15.8%	$118.0	14.3%	13.2%
Adjusted EBITDA(1)	$294.6	34.9%	$285.4	34.6%	3.2%

(1)	See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.

*	Not meaningful.
Sales
Net sales were $843.6 million for the three months ended November 30, 2014, and $825.7 million for the three months ended November 30, 2013.
The following tables provide net sales by geography and product category:
Sales by Geography Summary

(in millions, except percentages)	Three Months Ended November 30, 2014	Percentage of Net Sales	Three Months Ended November 30, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
United States	$512.4	60.7%	$493.1	59.7%	3.9%
Europe	206.1	24.4	211.8	25.7	(2.7)
International(1)	125.1	14.9	120.8	14.6	3.7
Total	$843.6	100.0%	$825.7	100.0%	2.2%

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.

(2)	Amounts may not recalculate due to rounding.

Product Category Summary

(in millions, except percentages)	Three Months Ended November 30, 2014	Percentage of Net Sales	Three Months Ended November 30, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)(1)
Knees	$264.3	31.3%	$264.0	32.0%	0.1%
Hips	168.0	19.9	167.7	20.3	0.1
Sports, Extremities, Trauma (S.E.T.)	160.6	19.0	160.3	19.4	0.2
Spine, Bone Healing and Microfixation	124.5	14.8	104.9	12.7	18.7
Dental	67.6	8.0	70.5	8.5	(4.0)
Cement, Biologics and Other	58.6	7.0	58.3	7.1	0.5
Total	$843.6	100.0%	$825.7	100.0%	2.2%

(1)	Amounts may not recalculate due to rounding.
Knees
Net sales of knee products for the three months ended November 30, 2014 were $264.3 million, or 31.3% of net sales, representing a 0.1% increase worldwide (2.1% increase on a constant currency basis) compared to net sales of $264.0 million, or 32.0% of net sales, during the three months ended November 30, 2013, with a 0.4% decrease in the United States. Growth for the three months ended November 30, 2014 was principally driven by strong sales in Europe in our Vanguard Knee and Oxford Partial Knee product lines. The slight decline in the United States was primarily attributable to strong growth in the prior year period due to increased procedure volumes that occurred prior to the adoption of federal health care reform.
Hips
Net sales of hip products for the three months ended November 30, 2014 were $168.0 million, or 19.9% of net sales, representing a 0.1% increase worldwide (2.8% increase on a constant currency basis) compared to net sales of $167.7 million, or 20.3% of net sales, during the three months ended November 30, 2013, with flat sales in the United States. During the fiscal second quarter, the key contributors to our hip sales were the Taperloc family of implants including the Taperloc Complete Microplasty Complete Hip System; the G7 Multi-Bearing Acetabular System and the Arcos Modular Femoral Revision System.
S.E.T.
Worldwide net sales of S.E.T. products for the three months ended November 30, 2014 were $160.6 million, or 19.0% of net sales, representing a 0.2% increase worldwide (2.0% increase on a constant currency basis) compared to net sales of $160.3 million, or 19.4% of net sales, during the three months ended November 30, 2013, with a 3.3% sales increase in the United States. Products that contributed to our S.E.T. sales during the fiscal second quarter were the JuggerKnot brand of products, including the JuggerKnotless all-suture Labral Repair System, as well as the anatomic, reverse, and fracture components of our Comprehensive Shoulder System. We also continued to see strong market adoption during the quarter for our Signature Patient Specific Glenoid Guides.
Spine, Bone Healing and Microfixation
Worldwide net sales of spine, bone healing and microfixation products for the three months ended November 30, 2014 were $124.5 million, or 14.8% of net sales, representing an 18.7% increase worldwide (19.5% increase on a constant currency basis) compared to net sales of $104.9 million, or 12.7% of net sales, for the three months ended November 30, 2013, with an 18.0% sales increase in the United States. Sales in the fiscal second quarter for our Spine, Bone Healing and Microfixation product category included the benefit of two additional months of revenue related to the acquisition of Lanx, Inc. Increased demand for spine hardware systems and osteobiologics for the spine contributed to our fiscal second quarter spine and bone healing sales. Our microfixation sales grew principally from increased demand for our craniomaxillofacial titanium plating systems, as well as our thoracic products, specifically the SternaLock Blu Sternal Closure System and the Pectus Bar Implant.

Dental
Worldwide net sales of dental products for the three months ended November 30, 2014 were $67.6 million, or 8.0% of net sales, representing a 4.0% decrease worldwide (2.1% decrease on a constant currency basis) compared to net sales of $70.5 million, or 8.5% of net sales, during the three months ended November 30, 2013, with a 0.5% sales increase in the United States.
Cement, Biologics and Other
Worldwide net sales of cement, biologics and other products for the three months ended November 30, 2014 were $58.6 million, or 7.0% of net sales, representing a 0.5% increase worldwide (3.5% increase on a constant currency basis) compared to net sales of $58.3 million, or 7.1% of net sales, during the three months ended November 30, 2013, with a 6.9% sales increase in the United States. Sales of biologics contributed to growth in this product category during the quarter primarily from strong market demand for the injectable CERAMENT BONE VOID FILLER (BoneSupport AB) and the BioCUE Blood and Bone Marrow Aspiration Concentration System.
Cost of Sales

Cost of sales for the three months ended November 30, 2014 decreased to $183.8 million, as compared to cost of sales for the three months ended November 30, 2013 of $255.1 million, or 21.8% and 30.9% of net sales, respectively, a decrease of $71.3 million or 9.1% of net sales. Cost of sales as a percentage of net sales decreased 0.3% due to lower requirements for inventory reserves and favorable royalty expense. Cost of sales as a percentage of net sales decreased 8.8% due to a favorable resolution with certain insurance carriers related to our metal-on-metal product litigation described in “Note 16” to the condensed consolidated financial statements contained in Part I, Item I of this report and lower costs related to our ongoing operational restructuring program.
Gross Profit

Gross profit for the three months ended November 30, 2014 increased to $659.8 million, as compared to gross profit for the three months ended November 30, 2013 of $570.6 million, or 78.2% and 69.1% of net sales, respectively, an increase of $89.2 million, or 9.1% of net sales.
Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended November 30, 2014 increased to $367.7 million, as compared to selling, general and administrative expense for the three months ended November 30, 2013 of $340.4 million, or 43.6% and 41.2% of net sales, respectively, an increase of $27.3 million, or 2.4% of net sales. Selling, general and administrative expense as a percentage of net sales were flat as incremental marketing expenses to support new product launches, including Vanguard XP Knee, were offset by lower spend on our direct to consumer marketing campaign. Selling, general and administrative expense as a percentage of net sales increased by 2.4% primarily related to certain litigation charges and costs related to the Zimmer Merger.
Research and Development Expense
Research and development expense for the three months ended November 30, 2014 increased to $42.9 million, as compared to research and development expense for the three months ended November 30, 2013 of $41.4 million, or 5.1% and 5.0% of net sales, respectively, an increase of $1.5 million, or 0.1% of net sales.
Amortization
Amortization expense for the three months ended November 30, 2014 was $79.6 million, or 9.4% of net sales, compared to $75.2 million for the three months ended November 30, 2013, or 9.1% of net sales. This increase was primarily due to increased amortization due to the 2013 Spine Acquisition, partially offset by accelerating the amortization of our customer relationship intangibles, as the value for those relationships is greater at the beginning of their life.
Interest Expense
Interest expense was $78.5 million for the three months ended November 30, 2014, compared to interest expense of $105.7 million for the three months ended November 30, 2013. Interest expense during the three months ended November 30, 2013 was impacted by a charge of $21.8 million related to the termination of our euro-denominated interest rate swaps in connection with the refinancing of our euro-denominated debt described in “Note 7—Debt” to the condensed consolidated financial statements contained in Part I, Item I of this report.
Other (Income) Expense
Other (income) expense was income of $2.1 million for the three months ended November 30, 2014, compared to expense of $3.7 million for the three months ended November 30, 2013. The three months ended November 30, 2013 included $6.6 million of loss on extinguishment of debt.

Provision (Benefit) from Income Taxes

The effective income tax rate was 3.6% for the three months ended November 30, 2014, compared to (16.7)% for the three months ended November 30, 2013. Primary factors in determining the effective tax rates include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income.
Non-GAAP Financial Measures
Adjusted Net Income
Adjusted net income increased to $133.6 million for the three months ended November 30, 2014, compared to $118.0 million for the three months ended November 30, 2013, or 15.8% and 14.3% of net sales, respectively. The 13.2% growth in Adjusted net income was due to the increase in Adjusted EBITDA explained below and lower interest expense.
Adjusted EBITDA
Adjusted EBITDA increased to $294.6 million for the three months ended November 30, 2014 compared to $285.4 million for the three months ended November 30, 2013, or 34.9% and 34.6% of net sales, respectively. The Adjusted EBITDA margin improved as a result of gross margin improvement in other cost of sales, which was partially offset by the impact of foreign exchange and lower average selling prices.
For the Six Months Ended November 30, 2014 Compared to the Six Months Ended November 30, 2013

(in millions, except percentages)	Six Months Ended November 30, 2014	Percentage of Net Sales	Six Months Ended November 30, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$1,618.4	100.0%	$1,556.4	100.0%	4.0%
Cost of sales	399.7	24.7	463.1	29.8	(13.7)
Gross profit	1,218.7	75.3	1,093.3	70.2	11.5
Selling, general and administrative expense	729.4	45.1	653.7	42.0	11.6
Research and development expense	85.7	5.3	78.9	5.1	8.6
Amortization	151.5	9.4	150.7	9.7	0.5
Operating income	252.1	15.6	210.0	13.5	20.0
Interest expense	158.6	9.8	193.3	12.4	(18.0)
Other (income) expense	(6.3)	(0.4)	5.9	0.4	*
Other expense, net	152.3	9.4	199.2	12.8	(23.5)
Income (loss) before income taxes	99.8	6.2	10.8	0.7	824.1
Provision (benefit) from income taxes	2.7	0.2	(25.2)	(1.6)	(110.7)
Net income	$97.1	6.0%	$36.0	2.3%	169.7%

Adjusted net income(1)	$228.2	14.1%	$195.1	12.5%	17.0%
Adjusted EBITDA(1)	$547.8	33.8%	$519.9	33.4%	5.4%

(1)	See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP financial measures.

*	Not meaningful.
Sales
Net sales were $1,618.4 million for the six months ended November 30, 2014, and $1,556.4 million for the six months ended November 30, 2013.
The following tables provide net sales by geography and product category:
Sales by Geography Summary

(in millions, except percentages)	Six Months Ended November 30, 2014	Percentage of Net Sales	Six Months Ended November 30, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)(2)
United States	$1,007.5	62.3%	$963.0	61.9%	4.6%
Europe	367.4	22.7	363.3	23.3	1.1
International(1)	243.5	15.0	230.1	14.8	5.9
Total	$1,618.4	100.0%	$1,556.4	100.0%	4.0%

(1)	International primarily includes Canada, Latin America and the Asia Pacific region.

(2)	Amounts may not recalculate due to rounding.
Product Category Summary

(in millions, except percentages)	Six Months Ended November 30, 2014	Percentage of Net Sales	Six Months Ended November 30, 2013	Percentage of Net Sales	Percentage Increase/ (Decrease)(1)
Knees	$499.0	30.8%	$489.1	31.4%	2.0%
Hips	323.3	20.0	317.4	20.4	1.8
Sports, Extremities, Trauma (S.E.T.)	315.1	19.5	309.8	19.9	1.7
Spine, Bone Healing and Microfixation	247.3	15.3	206.5	13.3	19.8
Dental	121.3	7.5	124.4	8.0	(2.4)
Cement, Biologics and Other	112.4	6.9	109.2	7.0	2.8
Total	$1,618.4	100.0%	$1,556.4	100.0%	4.0%

(1)	Amounts may not recalculate due to rounding.
Knees
Net sales of knee products for the six months ended November 30, 2014 were $499.0 million, or 30.8% of net sales, representing a 2.0% increase worldwide (2.8% increase on a constant currency basis) compared to net sales of $489.1 million, or 31.4% of net sales, during the six months ended November 30, 2013, with a 0.9% increase in the United States. During the six months ended November 30, 2014, increased demand for the Oxford Partial Knee, the Vanguard XP Total Knee, the Vanguard SSK 360 Revision System and the OSS (Orthopaedic Salvage System) contributed to our knee sales growth.
Hips
Net sales of hip products for the six months ended November 30, 2014 were $323.3 million, or 20.0% of net sales, representing a 1.8% increase worldwide (3.2% increase on a constant currency basis) compared to net sales of $317.4 million, or 20.4% of net sales, during the six months ended November 30, 2013, with a 1.3% sales increase in the United States. During the six months ended November 30, 2014, the key contributors to our hip sales were the Taperloc family of implants including the Taperloc Complete Microplasty Hip System; the G7 Multi-Bearing Acetabular System and the Arcos Modular Femoral Revision System.

S.E.T.
Worldwide net sales of S.E.T. products for the six months ended November 30, 2014 were $315.1 million, or 19.5% of net sales, representing a 1.7% increase worldwide (2.5% increase on a constant currency basis) compared to net sales of $309.8 million, or 19.9% of net sales, during the six months ended November 30, 2013, with a 2.3% sales increase in the United States. Products that contributed to our S.E.T. sales during the six months ended November 30, 2014 were the JuggerKnot brand of products, including the JuggerKnotless All-Suture Labral Repair System, as well as the anatomic, reverse, and fracture components of our Comprehensive Shoulder System. We also saw strong market adoption for our Signature Patient Specific Glenoid Guides.
Spine, Bone Healing and Microfixation
Worldwide net sales of spine, bone healing and microfixation products for the six months ended November 30, 2014 were $247.3 million, or 15.3% of net sales, representing a 19.8% increase worldwide (20.1% increase on a constant currency basis) compared to net sales of $206.5 million, or 13.3% of net sales, for the six months ended November 30, 2013, with a 19.5% sales increase in the United States. Sales in the six months ended November 30, 2014 for our Spine, Bone Healing and Microfixation product category included the benefit of five months of additional revenue related to the acquisition of Lanx, Inc. Increased demand for spine hardware systems and osteobiologics for the spine contributed to our spine and bone healing sales. Our microfixation sales grew principally from increased demand for our craniomaxillofacial titanium plating systems, as well as our thoracic products, specifically the SternaLock Blu Sternal Closure System and the Pectus Bar Implant.

Dental
Worldwide net sales of dental products for the six months ended November 30, 2014 were $121.3 million, or 7.5% of net sales, representing a 2.4% decrease worldwide (1.7% decrease on a constant currency basis) compared to net sales of $124.4 million, or 8.0% of net sales, during the six months ended November 30, 2013, with a 0.9% sales increase in the United States.
Cement, Biologics and Other
Worldwide net sales of cement, biologics and other products for the six months ended November 30, 2014 were $112.4 million, or 6.9% of net sales, representing a 2.8% increase worldwide (4.0% increase on a constant currency basis) compared to net sales of $109.2 million, or 7.0% of net sales, during the six months ended November 30, 2013, with a 5.1% sales increase in the United States. Sales of biologics contributed to growth in this product category during the six months ended November 30, 2014, primarily from strong market demand for the injectable CERAMENT BONE VOID FILLER (BoneSupport AB) and the BioCUE Blood and Bone Marrow Aspiration Concentration System.
Cost of Sales

Cost of sales for the six months ended November 30, 2014 decreased to $399.7 million, as compared to cost of sales for the six months ended November 30, 2013 of $463.1 million, or 24.7% and 29.8% of net sales, respectively, a decrease of $63.4 million or a decrease of 5.1% of net sales. Cost of sales as a percentage of net sales decreased 0.3% due to lower requirements for inventory reserves, increased productivity in our manufacturing plant network and favorable royalty expense. Cost of sales as a percentage of net sales decreased 4.8% due to a favorable resolution with certain insurance carriers related to our metal-on-metal product litigation described in “Note 16” to the condensed consolidated financial statements contained in Part I, Item I of this report and lower costs related to our ongoing operational restructuring program.
Gross Profit

Gross profit for the six months ended November 30, 2014 increased to $1,218.7 million, as compared to gross profit for the six months ended November 30, 2013 of $1,093.3 million, or 75.3% and 70.2% of net sales, respectively, an increase of $125.4 million, or 5.1% of net sales.
Selling, General and Administrative Expense

Selling, general and administrative expense for the six months ended November 30, 2014 increased to $729.4 million, as compared to selling, general and administrative expense for the six months ended November 30, 2013 of $653.7 million, or 45.1% and 42.0% of net sales, respectively, an increase of $75.7 million, or an increase of 3.1% of net sales. Selling, general and administrative expense as a percentage of net sales increased 0.4% due to incremental marketing expenses to support new product launches, including the Vanguard XP Knee. Selling, general and administrative expense as a percentage of net sales increased by 2.7% primarily related to certain litigation charges and costs related to the Zimmer Merger.
Research and Development Expense
Research and development expense for the six months ended November 30, 2014 increased to $85.7 million, as compared to research and development expense for the six months ended November 30, 2013 of $78.9 million, or 5.3% and 5.1% of net sales, respectively, an increase of $6.8 million, or an increase of 0.2% of net sales. The increase as a percentage of net sales reflects the addition of spine research and development spending following the 2013 Spine Acquisition as well as increases in spending for our global orthopedics and S.E.T. pipelines.
Amortization
Amortization expense for the six months ended November 30, 2014 was $151.5 million, or 9.4% of net sales, compared to $150.7 million for the six months ended November 30, 2013, or 9.7% of net sales. This increase was primarily due to increased amortization due to the 2013 Spine Acquisition, partially offset by accelerating the amortization of our customer relationship intangibles, as the value for those relationships is greater at the beginning of their life.
Interest Expense
Interest expense was $158.6 million for the six months ended November 30, 2014, compared to interest expense of $193.3 million for the six months ended November 30, 2013. Interest expense during the six months ended November 30, 2013 was impacted by a charge of $21.8 million related to the termination of our euro-denominated interest rate swaps in connection with the refinancing of our euro-denominated debt described in “Note 7—Debt” to the condensed consolidated financial statements contained in Part I, Item I of this report.
Other (Income) Expense
Other (income) expense was income of $6.3 million for the six months ended November 30, 2014, compared to expense of $5.9 million for the six months ended November 30, 2013. The income in fiscal year 2014 is primarily attributable to realized gains on the sale of investments and favorable foreign exchange gains. The expense in fiscal year 2013 was primarily related to foreign currency losses and loss on extinguishment of debt.

Provision (Benefit) from Income Taxes

The effective income tax rate was 2.7% for the six months ended November 30, 2014, compared to (233.3)% for the six months ended November 30, 2013. Primary factors in determining the effective tax rates include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of changes in deferred taxes due to state and international reorganizations, release of valuation allowance on state net operating loss carryforwards and the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2013, impacted the quarterly income tax provision by $(26.1) million, or (242.1%), in the six months ended November 30, 2013.
Non-GAAP Financial Measures
Adjusted Net Income
Adjusted net income increased to $228.2 million for the six months ended November 30, 2014, compared to $195.1 million for the six months ended November 30, 2013, or 14.1% and 12.5% of net sales, respectively. The 17.0% growth in Adjusted net income was due to the increase in Adjusted EBITDA explained below, lower interest expense and increased other income.
Adjusted EBITDA
Adjusted EBITDA increased to $547.8 million for the six months ended November 30, 2014 compared to $519.9 million for the six months ended November 30, 2013, or 33.8% and 33.4% of net sales, respectively. The Adjusted EBITDA margin improved as a result of gross margin improvement in other cost of sales and other income due to a realized gain on the sale of investments and favorable exchange gains, which were partially offset by the impact of foreign exchange, lower average selling prices and additional investments in new product marketing.

Liquidity and Capital Resources
Cash Flows
The following is a summary of the cash flows by activity for the six months ended November 30, 2014 and 2013:

(in millions)	Six Months Ended November 30, 2014	Six Months Ended November 30, 2013
Net cash from (used in):
Operating activities	$162.7	$170.9
Investing activities	(133.8)	(248.6)
Financing activities	(2.7)	(101.2)
Effect of exchange rate changes on cash	2.7	(0.5)
Change in cash and cash equivalents	$28.9	$(179.4)
For the Six Months Ended November 30, 2014 Compared to the Six Months Ended November 30, 2013
Our cash and cash equivalents were $276.5 million as of November 30, 2014, compared to $176.2 million as of November 30, 2013. We generally maintain our cash and cash equivalents and investments in money market funds, time deposits and debt instruments. Cash and cash equivalents held outside of the United States were $188.4 million as of November 30, 2014. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.
Operating Cash Flows
Net cash provided by operating activities was $162.7 million for the six months ended November 30, 2014, compared to cash flows provided of $170.9 million for the three months ended November 30, 2013. The decrease was driven by investments in inventory to support new product launches, increased special charges and timing of certain other working capital items.

Investing Cash Flows
Net cash used in investing activities was $133.8 million for the six months ended November 30, 2014, compared to cash used of $248.6 million for the six months ended November 30, 2013. The decrease in cash used in investing activities was primarily due to the 2013 Spine Acquisition during the six months ended November 30, 2013, which was partially offset by an increase in capital expenditures of $33.6 million during the period to support new products and growth in our Spine and certain International markets.
Financing Cash Flows
Net cash used in financing activities was $2.7 million for the six months ended November 30, 2014, compared to cash used in financing activities of $101.2 million for the six months ended November 30, 2013. The difference was primarily related to refinancing activities during the six months ended November 30, 2013.
Balance Sheet Metrics
Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	November 30, 2014	May 31, 2014	November 30, 2013
Days Sales Outstanding(1)	59.3	62.7	61.7
Inventory Turns(2)	1.37	1.58	1.35

(1)	DSO is calculated by dividing the quarter-over-quarter average accounts receivable balance by the last quarter net sales multiplied by 91.25 days.

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.
We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The decrease in DSOs compared to May 31, 2014 is primarily due to seasonality. We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns were consistent with November 30, 2013 and decreased compared to May 31, 2014 due to increased inventory builds for new products.
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
We define “Adjusted EBITDA” to mean earnings before interest, taxes, depreciation and amortization, as adjusted for certain expenses. We define “Adjusted net income” to mean earnings as adjusted for certain expenses. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that exclude certain income statement line items, such as interest, taxes, depreciation or amortization, and/or exclude certain expenses, such as certain litigation expenses and recoveries, acquisition expenses (which includes the 2013 Spine Acquisition, the 2012 Trauma Acquisition and the Zimmer Merger), operational restructuring charges, advisory fees paid to the Principal Stockholders, asset impairment charges, losses on extinguishment of debt, purchase accounting costs, losses on swap liabilities and other related charges.
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

Reconciliations of historical net income (loss) to Adjusted EBITDA and Adjusted net income are set forth in the following table:

	Three Months Ended		Six Months Ended
(in millions)	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Adjusted EBITDA:
Net income, as reported	$89.8	$4.9	$97.1	$36.0
Plus (minus):
Interest expense	78.5	105.7	158.6	193.3
Provision (benefit) from income taxes	3.4	(0.7)	2.7	(25.2)
Depreciation and amortization	127.0	122.1	249.1	242.5
Special items, before amortization from purchase accounting, interest and tax(1)	(4.1)	53.4	40.3	73.3
Adjusted EBITDA	$294.6	$285.4	$547.8	$519.9

Adjusted net income:
Net income, as reported	$89.8	$4.9	$97.1	$36.0
Plus:
Special items, after tax(2)	43.8	113.1	131.1	159.1
Adjusted net income	$133.6	$118.0	$228.2	$195.1

(1)    A reconciliation of special items, before amortization from purchase accounting, interest and tax is as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Special items
Litigation expenses and recoveries(1)	$(18.0)	$23.5	$8.4	$29.5
Acquisition expenses(2)	8.3	7.8	17.4	8.7
Operational restructuring(3)	2.5	12.5	7.1	23.1
Principal Stockholders fee(4)	3.1	3.0	5.7	5.4
Loss on extinguishment of debt(5)	—	6.6	1.7	6.6
Special items, before amortization from purchase accounting, interest and tax	$(4.1)	$53.4	$40.3	$73.3

(2)    A reconciliation of special items, after tax is as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Special items, before amortization from purchase accounting, interest and tax	$(4.1)	$53.4	$40.3	$73.3
Amortization from purchase accounting(6)	76.2	72.0	148.1	144.3
Loss on swap liability(7)	—	21.8	—	21.8
Tax effect(8)	(28.3)	(34.1)	(57.3)	(80.3)
Special items, after tax	$43.8	$113.1	$131.1	$159.1

Special Items
The following tables indicate how each of the special items noted above are reflected in our financial statements.

For the Three and Six Months Ended November 30, 2014 and 2013

	Three Months Ended November 30, 2014
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Total
Litigation expenses and recoveries(1)	$(42.0)	$23.8	$0.2	$—	$(18.0)
Acquisition expenses(2)	2.0	6.3	—	—	8.3
Operational restructuring(3)	1.1	1.3	0.1	—	2.5
Principal Stockholders fee(4)	—	3.1	—	—	3.1
Special items, before amortization from purchase accounting, interest and tax	$(38.9)	$34.5	$0.3	$—	$(4.1)
Amortization from purchase accounting(6)	—	—	—	76.2	76.2
Tax effect(8)	—	—	—	—	(28.3)
Special items, after tax	$(38.9)	$34.5	$0.3	$76.2	$43.8

	Three Months Ended November 30, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Amortization	Interest expense	Other (income) expense	Total
Litigation expenses and recoveries(1)	$18.2	$5.3	$—	$—	$—	$23.5
Acquisition expenses(2)	3.9	3.9	—	—	—	7.8
Operational restructuring(3)	12.8	0.1	—	—	(0.4)	12.5
Principal Stockholders fee(4)	—	3.0	—	—	—	3.0
Loss on extinguishment of debt(5)	—	—	—	—	6.6	6.6
Special items, before amortization from purchase accounting, interest and tax	$34.9	$12.3	$—	$—	$6.2	$53.4
Amortization from purchase accounting(6)	—	—	72.0	—	—	72.0
Loss on swap liability(7)	—	—	—	21.8	—	21.8
Tax effect(8)	—	—	—	—	—	(34.1)
Special items, after tax	$34.9	$12.3	$72.0	$21.8	$6.2	$113.1

	Six Months Ended November 30, 2014
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Other (income) expense	Total
Litigation expenses and recoveries(1)	$(34.9)	$42.8	$0.5	$—	$—	$8.4
Acquisition expenses(2)	4.0	13.4	—	—	—	17.4
Operational restructuring(3)	5.3	1.3	0.5	—	—	7.1
Principal Stockholders fee(4)	—	5.7	—	—	—	5.7
Loss on extinguishment of debt(5)	—	—	—	—	1.7	1.7
Special items, before amortization from purchase accounting, interest and tax	$(25.6)	$63.2	$1.0	$—	$1.7	$40.3
Amortization from purchase accounting(6)	—	—	—	148.1	—	148.1
Tax effect(8)	—	—	—	—	—	(57.3)
Special items, after tax	$(25.6)	$63.2	$1.0	$148.1	$1.7	$131.1

	Six Months Ended November 30, 2013
(in millions)	Cost of Sales	Selling, general and administrative expense	Research and development expense	Amortization	Interest expense	Other (income) expense	Total
Litigation expenses and recoveries(1)	$19.9	$9.6	$—	$—	$—	$—	$29.5
Acquisition expenses(2)	4.6	4.1	—	—	—	—	8.7
Operational restructuring(3)	24.4	(1.0)	0.1	—	—	(0.4)	23.1
Principal Stockholders fee(4)	—	5.4	—	—	—	—	5.4
Loss on extinguishment of debt(5)	—	—	—	—	—	6.6	6.6
Special items, before amortization from purchase accounting, interest and tax	$48.9	$18.1	$0.1	$—	$—	$6.2	$73.3
Amortization from purchase accounting(6)	—	—	—	144.3	—	—	144.3
Loss on swap liability(7)	—	—	—	—	21.8	—	21.8
Tax effect(8)	—	—	—	—	—	—	(80.3)
Special items, after tax	$48.9	$18.1	$0.1	$144.3	$21.8	$6.2	$159.1

(1)
Certain litigation expenses (recoveries), including expenses, settlements and adjustments, net of any probable recoveries from insurance carriers, to accruals during the year, including the metal-on-metal hip products litigation described in “Note 16—Contingencies” to the condensed consolidated financial statements contained in Part I of this report, that we believe are not reflective of our ongoing operational performance are excluded from non-GAAP financial measures. We incur legal and settlement expenses in the ordinary course of our business, but we believe the items included in this line are unusual either in amount or subject matter. We believe this information is useful to investors in that it aids period-over-period comparability.

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

(6)
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

(7)
Loss on swap liability charges include a one-time charge to interest expense related to the termination of our euro-denominated term loans. We believe this information is useful to investors in that it provides period-over-period comparability.

(8)	Tax effect is calculated based upon the tax rates applicable to the jurisdictions where the special items were incurred.
Other Liquidity Information
We have issued notes, entered into senior secured credit facilities, including term loan facilities, cash flow revolving credit facilities and an asset-based revolving credit facility, all in connection with the 2007 Merger and the refinancing activities, all of which are primarily classified as long-term obligations. As of November 30, 2014, we had an outstanding loan in China which we refer to as the “China Facility.” As of November 30, 2014, we had no outstanding borrowings under our China Facility, which has an available line of $10.0 million. There were no borrowings under our cash flow revolving credit facilities and $185.0 million outstanding under our asset-based revolving credit facility as of November 30, 2014. Our term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of

(i) the aggregate principal amount of all dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions that occurred on or after August 2, 2012 pursuant to the restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. As of November 30, 2014, required principal payments of $132.8 million are due within the next twelve months related to our senior secured term loan facilities.
Our revolving borrowing base available under all debt facilities at November 30, 2014 was $494.8 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and outstanding balances of $185.0 million under the asset-based revolving credit facility.
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
The results of operations for the three or six months ended November 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2015 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to our proposed merger with Zimmer, competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s 2014 Form 10-K and in this Quarterly Report on Form 10-Q. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Item 4. Controls and Procedures.
Management’s evaluation of disclosure controls and procedures
Each of LVB Acquisition, Inc. and Biomet, Inc. maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by LVB Acquisition, Inc. and Biomet, Inc., including LVB Acquisition, Inc. and Biomet, Inc.’s consolidated entities, in the reports that LVB Acquisition, Inc. and Biomet, Inc. files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, LVB Acquisition, Inc. and Biomet, Inc. each completed an evaluation under the supervision and with the participation of senior management, including LVB Acquisition, Inc. and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of LVB Acquisition, Inc.’s and Biomet, Inc.’s respective disclosure controls and procedures as of November 30, 2014. Based on this evaluation, LVB Acquisition, Inc.’s and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer concluded that LVB Acquisition, Inc.’s and Biomet, Inc.’s disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2014, due to a material weakness in our internal control over financial reporting related to income taxes.
Changes in internal control over financial reporting
There were no changes in either LVB Acquisition, Inc. or Biomet, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting. During the year ending May 31, 2015, management has taken steps to remediate these control matters and will continue to design and implement controls to address the deficiencies in controls over income taxes, including such steps as evaluating staffing resources and responsibilities and enhancing the level of written policies and procedures.

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
As of November 30, 2014, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s 2014 Form 10-K, except for the risk factors listed below.

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
As of December 31, 2014, we are a defendant in 2,033 product liability lawsuits relating to metal-on-metal hip implants. The majority of these cases involve the M2a-Magnum hip system. The cases are venued in various state and federal courts. 1,938 of the cases are currently consolidated in one federal multi-district proceeding in the U.S. District Court for the Northern District
of Indiana. We have seen a decrease in the number of claims filed since the last date to participate in the settlement reached in the multi-district litigation involving our metal-on-metal hip systems expired in April 2014. To date, more than 479 metal-on-metal cases against the Company have been dismissed without prejudice
On February 3, 2014, we announced the settlement of the Multi-District Litigation entitled MDL 2,391 - In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. We continue to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. The settlement does not affect certain other claims relating to our metal-on-metal hip products that are pending in various state courts, or other claims that may be filed in the future. As of November 30, 2014, we accrued $100.0 million for contingencies associated with metal-on-metal hip products.

We paid $50.0 million and $25.0 million on September 26, 2014 and December 19, 2014, respectively, into a court ordered escrow account to fund certain payments of settlements set forth in the Settlement Agreement. The first of these payments exhausted the remainder of the self insured retention in our insurance program, which is $50.0 million. We are pursuing insurance claims for reimbursement for the amount in excess of the self insured retention. We maintain $100.0 million of third-party insurance coverage. Our insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and have been placed on notice of the terms of the settlement. As is customary in these situations, certain of our insurance carriers have reserved all rights under their respective policies. We continue to believe our contracts with the insurance carriers are enforceable for these claims and the settlement agreement. We continue to cooperate with our insurers’ requests in order to secure coverage for these claims. We have received a commitment from certain of our insurers to reimburse up to $75.0 million of expenses and settlement costs related to the metal-on-metal hip claims. During the three months ended November 30, 2014, we have received approximately $26.7 million in reimbursement from certain of our insurance carriers related to the metal-on-metal hip claims. We would be responsible for any amounts that our insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of our third-party insurance coverage. As of November 30, 2014, a receivable of $48.3 million has been recorded. We are currently assessing any potential receivables to be recorded for additional recoveries from the insurance carriers.

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
On September 8, 2014, Heraeus Medical GmbH (“Heraeus Medical”) filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”) in the United States District Court for the Eastern District of Pennsylvania.   The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet which, in turn, incorporates the subject copolymers into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims-all based upon the same trade secret misappropriation theory.  Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages in an unspecified amount. The complaint also seeks punitive damages, costs, and attorneys’ fees.  Other than the filing of the complaint, there has been no other activity in the case yet. If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products. Although Heraeus has not named Biomet as a party to this lawsuit, Biomet has agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter. On September 29, 2014, the Court held a hearing on Heraeus’s Motion for a Temporary Restraining Order. On November 3, 2014, the court entered an order denying Heraeus’s Motion for a Temporary Restraining Order.

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

In October 2013, the Company became aware of certain alleged improprieties regarding its operations in Brazil and Mexico. The Company retained counsel and other experts to investigate both matters. Based on the results of its ongoing investigations, the Company has terminated, suspended or otherwise disciplined certain of the employees and executives involved in these matters, and has taken certain other remedial measures. Additionally, pursuant to the terms of the DPA, in April 2014, May 2014, July 2014, October 2014, and again in November 2014, the Company discussed matters raised by the investigations to with the independent compliance monitor, DOJ and SEC.

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
LVB ACQUISITION, INC.
BIOMET, INC.

Date:	January 13, 2015	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date:	January 13, 2015	By:	/S/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document